Form 10-Q
period 1999-03-31
EVENFLO CO INC
filed 1999-06-24
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to____________________

Commission File No.: 333-64893

                              EVENFLO COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      31-1360477
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                          Northwoods Business Center II
                              707 Crossroads Court
                              Vandalia, Ohio 45377
               (Address of principal executive offices, Zip Code)
                                 (937) 415-3300
              (Registrant's telephone number, including area code)

       (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                     Yes    No X
                                        ---   ---

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at March 31, 1999 was 10,000,000.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              Pages
                                                                              -----
Part I.      Financial Information

             Condensed Consolidated Balance Sheets -
                      December 31, 1998 and March 31, 1999                    2

             Condensed Consolidated Statements of Earnings (Loss) -
                      For the Three Months Ended March 31, 1998 and 1999      3

             Condensed Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 1998 and 1999      4

             Notes to Condensed Consolidated Financial Statements             5 - 8

             Independent Accountants' Review Report                           9

             Management's Discussion and Analysis of the Condensed
                      Consolidated Financial Statements                       10 - 15

Part II.     Other Information

             Item 6.           Exhibits and Reports on Form 8-K               16

             Signatures                                                       17


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND MARCH 31, 1999                  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)

                                                                      DECEMBER 31,            MARCH 31,
ASSETS                                                                   1998                   1999
------                                                               --------------        ---------------
CURRENT ASSETS:

Cash                                                                 $   4,197              $   1,981
Receivables, less allowance of $ 1,177 and $1,334                       79,605                 95,576
Inventories                                                             52,542                 60,531
Deferred income taxes                                                   11,808                 11,891
Prepaid expenses                                                         1,308                  1,070
                                                                     ----------             ----------
                   TOTAL CURRENT ASSETS                                149,460                171,049

Property, plant and equipment                                          113,680                117,130
Accumulated depreciation                                               (48,799)               (52,251)
                                                                     ----------             ----------
Property, plant and equipment, net                                      64,881                 64,879
Intangible assets, net                                                  46,329                 45,942
Deferred income taxes                                                    7,660                  7,525
Other                                                                    7,534                  7,355
                                                                     ----------             ----------

                   TOTAL ASSETS                                      $ 275,864              $ 296,750
                                                                     ----------             ----------
                                                                     ----------             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                     $  32,260              $  36,544
Bankers acceptances and letters of credit                               19,725                 32,839
Accrued expenses                                                        36,652                 33,246
                                                                     ----------             ----------
                   TOTAL CURRENT LIABILITIES                            88,637                102,629

Senior notes                                                           110,000                110,000
Revolving credit loans                                                   7,800                 14,800
Pension and post-retirement benefits                                     5,041                  5,057
                                                                     ----------             ----------
                   TOTAL LIABILITIES                                   211,478                232,486

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value, 10,000,000 shares authorized,
      400,000 shares outstanding (liquidation value, $40,000,000)       40,000                 40,000
Common Stock:
      Class A,  $1 par value, 20,000,000 shares authorized;
                   10,000,000 shares outstanding                        10,000                 10,000
      Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                          0                      0
Paid-in capital                                                         61,387                 61,387
Retained earnings (deficit)                                            (42,831)               (43,031)
Accumulated other comprehensive earnings (loss)-currency
      translation adjustments                                           (4,170)                (4,092)
                                                                     ----------             ----------
                   TOTAL SHAREHOLDERS' EQUITY                           64,386                 64,264
                                                                     ----------             ----------
                                                                     ----------             ----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 275,864               $ 296,750
                                                                     ----------             ----------
                                                                     ----------             ----------

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------
                                                                  (Unaudited)          (Unaudited)

                                                                    MARCH 31,            MARCH 31,
                                                                      1998                 1999
                                                                  -----------           ----------
NET SALES                                                         $   93,048            $  94,860

      Cost of sales                                                   73,421               72,806
                                                                  -----------           ----------
GROSS PROFIT                                                          19,627               22,054

      Selling, general and administrative expenses                    16,426               18,625
      Restructuring costs                                              1,560                    0

                                                                  -----------           ----------

INCOME FROM OPERATIONS                                                 1,641                3,429

      Interest expense, net                                            2,584                3,758
      Currency (gain) loss, net                                          170                 (387)
                                                                  -----------           ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                   (1,113)                  58

      Income taxes (benefit)                                          (1,141)                 258
                                                                  -----------           ----------


NET EARNINGS (LOSS)                                               $       28            $    (200)
                                                                  -----------           ----------
                                                                  -----------           ----------

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999                                     (DOLLAR AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)        (Unaudited)

                                                                                           MARCH 31,           MARCH 31,
INCREASE (DECREASE) IN CASH                                                                   1998               1999
---------------------------                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                        $     28            $   (200)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
      Depreciation                                                                            3,179               3,476
      Intangibles amortization                                                                  383                 387
      Deferred income taxes                                                                     147                  52
      Deferred financing cost amortization                                                     (200)                185
      Change in working capital components:
           Receivables                                                                      (21,826)            (15,971)
           Inventories                                                                          357              (7,989)
           Current liabilities, excluding bank loans and payables to Spalding                12,814              13,992
           Other, including currency translation adjustment                                    (194)                357
                                                                                           --------            --------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               (5,312)             (5,711)

CASH FLOWS FROM INVESTING ACTIVITIES
CAPITAL EXPENDITURES                                                                         (5,948)             (3,505)
                                                                                           --------            --------
              NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES                         (5,948)             (3,505)
                                                                                           --------            --------
              NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES                          (11,260)             (9,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility                                                         0               7,000
Net change in long-term Spalding receivable/payable                                          22,530                   0
Net cash transfers to Spalding                                                              (10,587)                  0
                                                                                           --------            --------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               11,943               7,000
                                                                                           --------            --------
CASH -         net change                                                                       683              (2,216)
               beginning of period                                                            1,408               4,197
                                                                                           --------            --------
               end of period                                                               $  2,091            $  1,981
                                                                                           --------            --------
                                                                                           --------            --------
SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                                 2,684               6,906
Income taxes paid (refunded)                                                                 (1,144)                206


See Notes to Condensed Consolidated Financial Statements.

               EVENFLO COMPANY, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
               For the Three Months ended March 31, 1998 and 1999.  (Unaudited)

(Dollars in thousands)

1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of March 31, 1999 and the related statement of earnings (loss) and cash flows for the three months ended March 31, 1998 and 1999 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1999, results of operations for the three months ended March 31, 1998 and 1999, and cash flows for the three months ended March 31, 1998 and 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year 1999. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Amendment No. 3 to Registration Statement on Form S-4 (file no. 333-64893). During 1998, the Company adopted December 31 as its fiscal year end.

2.       INVENTORIES.

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

                           December 31, 1998             March 31, 1999
                           -----------------             --------------
Finished goods                  $27,698                   $32,968
Work in process                  11,240                    13,124
Raw material                     13,604                    14,439
                                 ------                    ------
     Total inventories          $52,542                   $60,531
                                -------                   -------
                                -------                   -------

3.       COMPREHENSIVE INCOME.

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This standard requires the Company to report "other comprehensive income," as defined in the standard, that is not otherwise presented in its Condensed Consolidated Statements of Income. Currently the Company's other comprehensive income consists solely of foreign currency translation adjustments related to its non-U.S. subsidiaries. For the comparative three months ended March 31, 1998 and 1999, comprehensive income was as follows:

                                                     Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                     1998              1999
                                                     ----              ----
         Net earnings (loss)                         $28              $(200)
         Foreign currency translation adjustment      (3)                78
                                                     ----             -----
         Comprehensive earnings (loss)               $25              $(122)
                                                     ----             -----
                                                     ----             -----

4.       RESTRUCTURING, UNUSUAL AND NON-CASH CHARGES.

                  In the 1999 three months the Company incurred no restructuring costs. In the 1998 three months the Company incurred $1,560 of restructuring costs principally to relocate the Gerry Baby Products, Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants. The following shows the changes in the reserve balance from September 30, 1997:

                            Reserve          Activity charged          Activity charged       Reserve
                            Balance at       to Reserve for            to Reserve for         Balance at
                            September        3 months ended            3 months ended         March 31,
                            30,1997          Dec.31, 1997              March 31, 1998         1998
                            ----------       ----------------          ----------------       ----------
         Severance costs    $3,942               $462                    $  686                 $2,794
         Facility shutdown   2,429                273                     1,455                    701
         Other                 656                  0                       245                    411
                            ------               ----                    ------                 ------
         Total              $7,027               $735                    $2,386                 $3,906
                            ------               ----                    ------                 ------
                            ------               ----                    ------                 ------

                            Reserve          Activity charged          Activity charged         Reserve
                            Balance at       to  Reserve for            to Reserve for         Balance at
                            September        3 months ended            3 months ended          March 31,
                            30, 1998         Dec. 31, 1998             March 31, 1999             1999
                            ----------       ----------------          ----------------       ----------
         Severance costs      $  200                 $  3                    $   78              $ 119
         Facility shutdown         0                    0                         0                  0
         Other                     0                    0                         0                  0
                              ------                 ----                    ------              ------
         Total                $  200                 $  3                    $   78              $ 119
                              ------                 ----                    ------              ------
                              ------                 ----                    ------              ------

5.       SHAREHOLDERS EQUITY

                  PREFERRED STOCK. The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The initial dividend rate with respect to the Cumulative Preferred Stock was 14% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through March 31, 1999, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $3,436.

6.       CONTINGENCIES

                  The Company is both plaintiff and defendant in numerous lawsuits incidental to its operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state and local environmental laws and regulations. The Company has entered into settlement agreements with the U. S. Environmental Protection Agency and other parties on several sites and is still negotiating on other sites. The settlement amounts and estimated liabilities are not significant.

                  Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements.

                  Under an indemnification agreement entered into on August 20, 1998, Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Company matters and the Company agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Company's business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998, the date that Spalding sold control of the Company to another entity. As of March 31, 1999, for active recalls or corrective actions indemnified by Spalding, the Company has incurred actual expenses of approximately $244 and recorded a product recall liability for additional estimated costs of approximately $242. As a result of the indemnification, the Company has also recorded a receivable from Spalding for approximately $1,200, which included approximately $293 at December 31, 1998 and $217 at March 31, 1999. In January 1999, the Company purchase product recall coverage for $525 per year, with a deductible of $500 per occurrence and a limit of $10,000 per year.

7.       SEGMENT REPORTING

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                       1998              1999
                                                                       ----              ----
         GEOGRAPHIC LOCATION

         NET SALES
                  United States                                     $ 84,958         $ 85,281
                  Other nations                                        8,090            9,579
                                                                    --------         --------
                           Total net sales                          $ 93,048         $ 94,860
                                                                    --------         --------
                                                                    --------         --------
         EARNINGS (LOSS) BEFORE INCOME TAXES
                  United States                                     $  2,920         $  3,463
                  Other nations                                          111              353
                  Restructuring costs                                ( 1,560)               0
                  Interest expense, net                              ( 2,584)          (3,758)
                                                                    --------         --------
                           Earnings (loss) before income taxes      $( 1,113)        $     58
                                                                    --------         --------
                                                                    --------         --------

                                                 December              March
                                                 31, 1998              31, 1999
                                                 --------             ---------
         IDENTIFIABLE ASSETS
                  United States                   $257,460             $275,460
                  Other nations                     18,404               21,290
                                                 ----------          ----------
                             Total assets         $275,864             $296,750
                                                 ----------          ----------
                                                 ----------          ----------

                     INDEPENDENT ACCOUNTANT REVIEW REPORT

The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of earnings (loss) and of condensed consolidated cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company at December 31, 1998, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), cash flows and shareholders' equity for the three month period ended December 31, 1998 (not presented herein); and in our report dated February 19, 1999 (May 6, 1999, with respect to the note to the table in Note G to those financial statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Dayton, Ohio
June 23, 1999

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 ("1999 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 ("1998 THREE MONTHS")

         NET SALES. The Company's net sales increased to $94,860 in the 1999 three months from $93,048 for the 1998 three months, an increase of $1,812 or 1.9%. U.S. net sales, including export sales, of $85,281 for the 1999 three months were slightly above U.S. sales for the 1998 three months of $84,958. International net sales increased 18.4% to $9,579 in the 1999 three months from $8,090 for the 1998 three months. International net sales increased principally due to increased sales in Mexico, Asia and Europe, partially offset by lower sales in Canada.

         GROSS PROFIT. The Company's gross profit increased to $22,054 in the 1999 three months from $19,627 in the 1998 three months, an increase of $2,427 or 12.4%. The increase was due to (i) improved operating margins resulting from improved manufacturing efficiency, (ii) favorable purchase prices and volume rebates from major suppliers, and (iii) increased overhead absorption.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $18,625 in the 1999 three months from $16,426 in the 1998 three months. As a percentage of net sales, SG&A expenses increased to 19.6% in the 1999 three months from 17.7% in the 1998 three months. The increase in SG&A expenses was principally due to (i) increased outside services to aid in the re-engineering of some business processes, (ii) increased expense associated with expanding international operations, (iii) higher customer marketing promotional costs and (iv) additional recruitment expenses.

         RESTRUCTURING COSTS. In the 1999 three months the Company incurred no restructuring expense. In the 1998 three months the Company incurred $1,560 of restructuring costs to relocate the Gerry Baby Products, Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants.

         INTEREST EXPENSE. Interest expense increased to $3,758 in the 1999 three months from $2,584 in the 1998 three months. The increase was due to (i) the issuance of the $110 million 11.75% Senior Notes due 2006, which bear a higher interest rate than the debt refinanced, and (ii) increased amount outstanding under the revolving credit facility.

         CURRENCY (GAIN) LOSS. The $387 currency gain in the 1999 three months compares to a loss of $170 for the 1998 three months.

         INCOME TAXES (BENEFIT). The 1999 three months reflect a tax expense principally for non-U.S. income tax. During the 1998 three months the Company recorded a benefit associated with the loss from U. S. operations.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $100 million revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At March 31, 1999, the Company had $1,981 of cash. In addition, the Company had $52,361 in available borrowing capacity under its revolving credit facility.

         The Company currently believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, will be sufficient to fund the Company's currently anticipated working capital, capital expenditures, interest payments and other liquidity needs for the Company's 1999 fiscal year. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, make necessary capital expenditures or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurances that any such refinancings would be possible or that any such sales of assets or additional financing could be achieved on terms reasonably favorable to the Company.

CASH FLOWS

         1999 THREE MONTHS COMPARED TO THE 1998 THREE MONTHS. For the 1999 three months, the Company used $9,216 in cash before financing activities to fund $5,711 in operating activities, and invest $3,505 in capital expenditures. Cash usage in the 1999 three months was funded from the 1998 year end cash balance and borrowing $7,000 under the revolving credit facility.

         Net cash flow used by operating activities for the 1999 three months was $5,711 compared to $5,312 in the 1998 three months. The $399 higher use of cash for the 1999 three months compared to the 1998 three months was primarily due to lower earnings and changes in working capital components.

         Capital expenditures during the 1999 three months relate primarily to U.S. and international information system upgrades.

EBITDA AND ADJUSTED EBITDA

         EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, extraordinary items and restructuring costs. Adjusted EBITDA is defined as EBITDA and unusual costs. EBITDA and Adjusted EBITDA are included because the Company believes it provides useful information regarding its ability to service its debt and because the Company understands that such information is considered to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA and Adjusted EBITDA does not, however, represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net earnings as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Because EBITDA and Adjusted EBITDA are not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

         The Company's Adjusted EBITDA increased from $7,018 in the 1998 three months to $7,885 in the 1999 three months as indicated in the table below:

                                                 Three Months Ended
                                                     March 31,
                                                --------------------
                                                1998            1999
                                                --------    --------
NET EARNINGS (LOSS)                          $    28          $ (200)
         Income taxes (benefit)               (1,141)            258
         Interest expense, net                 2,584           3,758
         Depreciation and amortization         3,564           4,069
         Restructuring                         1,560               0
                                             -------          ------
EBITDA                                         6,595           7,885
                                             -------          ------
         Unusual costs                           423               0
                                             -------          ------
ADJUSTED EBITDA                              $ 7,018          $7,885
                                             -------          ------
                                             -------          ------

CURRENCY HEDGING

         In the 1999 three months, approximately 10.1% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar.

Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $800 and $1,300 based on intercompany balances as of December 31, 1998 and March 31, 1999, respectively.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company has the 11.75% Notes due 2006 and the revolving credit facility to maintain the desired level of exposure to risk of interest rate fluctuations and to minimize interest expense. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in calendar 1999, although there can be no assurances that interest rates will not materially change.

INFLATION

         Inflation has not been material to the Company's operations within the periods presented.

YEAR 2000 COMPLIANCE

         Many computer software and hardware systems currently are not able to read, calculate or provide output correctly using dates after 1999, and such systems will require significant modifications in order to be "Year 2000 compliant". The Company has reviewed its computer hardware and software systems and has identified those systems that are not Year 2000 compliant. The Company expects to spend approximately $7,500 by December 1999 to unify and upgrade the Company's information systems, to improve the company's electronic data interchange ("EDI") capabilities and to resolve the Company's Year 2000 compliance issues, $4,800 of which was invested in calendar 1998 and $2,100 during the 1999 three months. The enhanced system will be completed by December 1999 with the upgrades required for Year 2000 compliance to be completed by June 1999. To date, the Company has assessed 97% of its systems and has identified 85% requiring replacement or remediation.

         The Company has developed contingency plans in the event that any critical system upgrades are not completed on time. Contingency plans exist in each of the business units to correct and upgrade those existing systems where potential could occur should the targeted implementation dates of the new systems not be met or if the implementation dates are after the end of 1999. All costs associated with Year 2000 compliance will be expensed as incurred, other than acquisition of new software or hardware, which will be capitalized. During the 1999 three months ended March 31, 1999 the Company capitalized $2,007 for information system upgrades and expensed $48.

         A Corporate Oversight Committee ("COC") has been formed to deal with both non-information technology ("non-IT") and information technology ("IT") issues. Its members coordinate with all functional areas within the Company. The COC has developed a Year 2000 Concerns list, conducted strategic planning sessions, launched a Corporate Year 2000 awareness program and is in the process of corresponding with suppliers requesting Year 2000 certification. Efforts are underway with major customers to discuss, identify, test and remediate, if required, potential issues. The COC is working with each business unit to identify potential impacts on both IT and non-IT system at their specific location, prioritizing each risk, and developing and implementing remediation plans where necessary.

         Although the Company is not aware of any material impediments associated with upgrading its computer hardware and software systems to be Year 2000 compliant, the Company cannot make any assurances that the upgrade to the Company's computer system will be completed on schedule, that the upgraded systems will be free of defect, or that the Company's alternative plans will meet the Company's needs. If any such risks materialize, the Company could experience material adverse consequences, material costs or both.

         There are many risks associated with the year 2000 compliance issue and the most reasonably likely worst case scenario for the Company is undeterminable in the current environment, but may include, without limitation, the possible failure of the Company's computer and information systems, the possible failure in the timely conversion of the systems of other companies on which the Company's systems rely or the possibility that a conversion may be incompatible with the Company's systems. Any such failure could have a material adverse effect on the Company including the inability to bill and collect payments from customers, the inability to order and receive materials and services from suppliers and the potential for errors and omissions in accounting and financial data. In addition, the Company is exposed to the inability of third parties to perform as a result of year 2000 compliance. Any such failure by a third party, including a bank, software product or service provider, utility or other entity may have a material adverse financial or operational effect on the Company. The Company is developing contingency plans to deal with this scenario.

The Company is contacting its significant suppliers and customers in an attempt to identify any potential Year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of Year 2000 compliance issues with its suppliers and customers.

FORWARD LOOKING STATEMENTS

         Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking terminology, includes but is not limited to words such as "may," "intend," "will," "expect," anticipate," "plan," "the Company believes," "management believes," "estimate," "continue," or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward looking statements.

         Although the Company believes that the assumptions on which forward-looking statements contained herein are based are reasonable, any of those assumptions could be incorrect and the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that its plans and objectives will be achieved. Therefore, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.

Part II.          OTHER INFORMATION.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of the exhibits included in the Form 10-Q:

                  Exhibit 27 Financial data Schedule

B.                The following Reports were filed by Evenflo
                  Company, Inc. during the quarter ended
                  March 31, 1999.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

                                    EVENFLO COMPANY, INC. AND SUBSIDIARIES
                                    (Registrant)

Date   June 23, 1999                 /s/ Richard W. Frank
                                     ----------------------------------------
                                     Richard W. Frank
                                     Chairman of the Board of Directors and
                                             Chief Executive Officer

Date   June 23, 1999                 /s/ Daryle A. Lovett
                                     ----------------------------------------
                                     Daryle A. Lovett
                                     Executive Vice President Finance and
                                              Chief Financial Officer