Form 10-Q
period 1999-06-30
EVENFLO CO INC
filed 1999-08-13
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                            OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________

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

                          Yes  /X/    No
                              ----       ----


The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at June 30, 1999 was 10,000,000.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                             PAGES
                                                                             -----
Part I.           Financial Information

                  Condensed Consolidated Balance Sheets -
                           December 31, 1998 and June 30, 1999                  2

                  Condensed Consolidated Statements of Earnings (Loss) -
                           Three and Six Months Ended June 30, 1998 and 1999    3

                  Condensed Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1999              4

                  Notes to Condensed Consolidated Financial Statements          5 - 8

                  Independent Accountants' Review Report                        9

                  Management's Discussion and Analysis of the Condensed
                           Consolidated Financial Statements                    10 - 16

Part II.          Other Information

                  Item 1.           Legal Proceedings                           17

                  Item 6.           Exhibits and Reports on Form 8-K            17

                  Signatures                                                    18

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1999    (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------
                                                                              (Unaudited)

                                                                       DECEMBER 31,      JUNE 30,
ASSETS                                                                     1998           1999
                                                                        ---------       ---------
Current assets:
Cash                                                                    $   4,197       $   4,855
Receivables, less allowance of $ 1,177 and $1,026                          79,605          69,525
Inventories                                                                52,542          77,077
Deferred income taxes                                                      11,808          13,308
Prepaid expenses                                                            1,308             968
                                                                        ---------       ---------
                   Total current assets                                   149,460         165,733

Property, plant and equipment                                             113,680         120,593
Accumulated depreciation                                                  (48,799)        (55,707)
                                                                        ---------       ---------
Property, plant and equipment, net                                         64,881          64,886
Intangible assets, net                                                     46,329          45,554
Deferred income taxes                                                       7,660           7,498
Other                                                                       7,534           7,154
                                                                        ---------       ---------

                   Total assets                                         $ 275,864       $ 290,825
                                                                        ---------       ---------
                                                                        ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                        $  32,260       $  22,172
Bankers acceptances and letters of credit                                  19,725          35,856
Accrued expenses                                                           36,652          36,982
                                                                        ---------       ---------
                   Total current liabilities                               88,637          95,010

Senior notes                                                              110,000         110,000
Revolving credit loans                                                      7,800          18,100
Pension and post-retirement benefits                                        5,041           5,072
                                                                        ---------       ---------
                   Total liabilities                                      211,478         228,182

Commitments and contingencies

Shareholders' equity:
Preferred stock $.01 par value, 10,000,000 shares authorized,
       400,000 shares outstanding (liquidation value, $40,000,000)         40,000          40,000
Common Stock:
       Class A,  $1 par value, 20,000,000 shares authorized;
                   10,000,000 shares outstanding                           10,000          10,000
       Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                             0               0
Paid-in capital                                                            61,387          61,387
Retained earnings (deficit)                                               (42,831)        (44,738)
Accumulated other comprehensive earnings (loss)-currency
       translation adjustments                                             (4,170)         (4,006)
                                                                        ---------       ---------
                   Total shareholders' equity                              64,386          62,643
                                                                        ---------       ---------
                                                                        ---------       ---------
                   Total liabilities and shareholders' equity           $ 275,864       $ 290,825
                                                                        ---------       ---------
                                                                        ---------       ---------

See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999 (DOLLAR AMOUNTS IN THOUSANDS)    (Unaudited)
------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                      -----------------------       -------------------------
                                                        1998           1999            1998            1999
                                                      --------       --------       ---------       ---------
NET SALES                                             $ 82,535       $ 70,185       $ 175,583       $ 165,045

      Cost of sales                                     65,628         53,171         139,049         125,977
                                                      --------       --------       ---------       ---------

GROSS PROFIT                                            16,907         17,014          36,534          39,068

      Selling, general & administrative expenses        17,134         15,944          33,560          34,569
      Restructuring costs                                1,043              0           2,603               0
                                                      --------       --------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS                           (1,270)         1,070             371           4,499

      Interest expense, net                              3,024          4,211           5,608           7,969
      Currency (gain) loss, net                            263           (310)            433            (697)
                                                      --------       --------       ---------       ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                     (4,557)        (2,831)         (5,670)         (2,773)

      Income taxes (benefit)                            (1,799)        (1,124)         (2,940)           (866)
                                                      --------       --------       ---------       ---------

NET EARNINGS (LOSS)                                   $ (2,758)      $ (1,707)      $  (2,730)      $  (1,907)
                                                      --------       --------       ---------       ---------
                                                      --------       --------       ---------       ---------


See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999                                 (DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------

                                                                                 (Unaudited)     (Unaudited)

                                                                                   JUNE 30,       JUNE 30,
INCREASE (DECREASE) IN CASH                                                          1998           1999
                                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                $ (2,730)      $ (1,907)
Adjustments to reconcile net earnings to net cash provided (used)
   by operating activities:
      Depreciation                                                                    6,579          6,925
      Intangibles amortization                                                          773            775
      Deferred income taxes                                                           2,339         (1,338)
      Deferred financing cost amortization                                             (100)           372
      Change in working capital components:
           Receivables                                                              (20,579)        10,080
           Inventories                                                               (4,937)       (24,535)
           Current liabilities, excluding bank loans and payables to Spalding        10,199          6,373
           Other, including currency translation adjustment                            (306)           582
                                                                                   --------       --------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (8,762)        (2,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                 (8,884)        (6,969)
                                                                                   --------       --------
                                                                                   --------       --------
              NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES                 (8,884)        (6,969)
                                                                                   --------       --------
                                                                                   --------       --------
              NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES                  (17,646)        (9,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility                                                 0         10,300
Net change in long-term Spalding receivable/payable                                   3,715              0
Net cash transfers to Spalding                                                       16,279              0

                                                                                   --------       --------
                                                                                   --------       --------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       19,994         10,300

                                                                                   --------       --------
                                                                                   --------       --------
CASH - net change                                                                     2,348            658
       beginning of period                                                            1,408          4,197
                                                                                   --------       --------
       end of period                                                               $  3,756       $  4,855
                                                                                   --------       --------
                                                                                   --------       --------
SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                         5,493          7,860
Income taxes paid (refunded)                                                         (5,279)           472



See Notes to Condensed Consolidated Financial Statements.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
     For the Three and Six Months ended June 30, 1998 and 1999. (Unaudited)

(Dollars in thousands)



1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of June 30, 1999 and the related statement of earnings (loss) for the three and six months ended June 30, 1998 and 1999 and the cash flows for the six months ended June 30,1998 and 1999 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1999, results of operations for the three and six months ended June 30, 1998 and 1999, and cash flows for the six months ended June 30, 1998 and 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year 1999. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Amendment No. 3 to Registration Statement on Form S-4 (file no. 333-64893). During 1998, the Company adopted December 31 as its fiscal year end.


2.       INVENTORIES.

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

                                                  December 31, 1998   June 30, 1999
                                                  -----------------   -------------
Finished goods                                        $27,698            $41,897
Work in process                                        11,240             12,041
Raw material                                           13,604             23,139
                                                      -------            -------
         Total inventories                            $52,542            $77,077
                                                      -------            -------
                                                      -------            -------

3.       COMPREHENSIVE INCOME.

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This standard requires the Company to report "other comprehensive income," as defined in the standard, that is not otherwise presented in its Condensed Statements of Consolidated Earnings (Loss). Currently, adjustments for the Company's other comprehensive income consists solely of foreign currency translation adjustments related to its non-U.S. subsidiaries. For the comparative three and six months ended June 30, 1998 and 1999, comprehensive income was as follows:

                                     Three Months Ended           Six Months Ended
                                           June 30,                   June 30
                                   ---------------------       ---------------------
                                     1998         1999          1998           1999
                                   -------       -------       -------       -------
Net earnings (loss)                $(2,758)      $(1,707)      $(2,730)      $(1,907)
Foreign currency translation          (299)          164          (302)          164
                                   -------       -------       -------       -------
Comprehensive earnings (loss)      $(3,057)      $(1,543)      $(3,032)      $(1,743)
                                   -------       -------       -------       -------
                                   -------       -------       -------       -------

4.       RESTRUCTURING, UNUSUAL AND NON-CASH CHARGES.

                  In the 1999 three and six months the Company incurred no restructuring costs. In the 1998 three and six months the Company incurred $1,043 and $2,603 respectively of restructuring costs principally to relocate the Gerry Baby Products, Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants. The following shows the changes in the reserve balance from December 31, 1998:

                         Reserve     Activity charged  Activity charged  Reserve
                         Balance at  to Reserve for    to Reserve for    Balance at
                         December    3 months ended    3 months ended    June 30,
                         31, 1998    Mar. 31, 1999     June 30, 1999     1999
                         ----------  ----------------  ----------------  ----------
Severance costs            $197          $78               $0            $119
Facility shutdown             0            0                0               0
Other                         0            0                0               0
                           ----          ---               --            ----

Total                      $197          $78               $0            $119
                           ----          ---               --            ----
                           ----          ---               --            ----


5.       SHAREHOLDERS EQUITY

                  PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative

         Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was 14% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through June 30, 1999, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $4,833.


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

                  Under an indemnification agreement entered into on August 20, 1998, Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Company matters and the Company agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Company's business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998, the date that Spalding sold control of the Company to another entity. As of June 30, 1999, for active recalls or corrective actions indemnified by Spalding, the Company has incurred actual expenses of approximately $277 and recorded a product recall liability for additional estimated costs of approximately $392. As a result of the indemnification, the Company had recorded a $1,200 receivable from Spalding. Approximately $293 of the receivable was paid through December 31, 1998 and an additional $447 was paid by June 30, 1999, leaving a balance of $460 as of June 30, 1999. In January 1999, the Company purchased product recall coverage for $525 per year, with a deductible of $500 per occurrence and a limit of $10,000 per year.

7.       SEGMENT REPORTING

                  The Company manages its operations on the basis of two operating segments, United States and other nations. Other nations consist primarily of the following countries, Canada, France, Germany, Mexico, Philippines and the United Kingdom. The following table is presented in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and related Information".

                                                  Three Months Ended                    Six Months Ended
                                                       JUNE 30,                              JUNE 30,
                                             ---------------------------           -----------------------------
                                               1998               1999               1998                1999
                                             --------           --------           ---------           ---------
GEOGRAPHIC LOCATION

NET SALES
         United States                       $ 73,615           $ 59,254           $ 158,573           $ 144,535
         Other nations                          8,920             10,931              17,010              20,510
                                             --------           --------           ---------           ---------
                  Total net sales            $ 82,535           $ 70,185           $ 175,583           $ 165,045
                                             --------           --------           ---------           ---------
                                             --------           --------           ---------           ---------
EARNINGS (LOSS) BEFORE INCOME TAXES
         United States                       $   (530)          $    335           $   2,390           $   4,040
         Other nations                             40              1,045                 151               1,156
         Restructuring costs                   (1,043)                 0              (2,603)                  0
         Interest expense, net                 (3,024)            (4,211)             (5,608)             (7,969)
                                             --------           --------           ---------           ---------
         Earnings (loss) before
         income taxes                        $ (4,557)          $ (2,831)          $  (5,670)          $  (2,773)
                                             --------           --------           ---------           ---------
                                             --------           --------           ---------           ---------

                                        December            June
                                        31, 1998          30, 1999
                                        --------          --------
IDENTIFIABLE ASSETS
         United States                  $257,460          $266,706
         Other nations                    18,404            24,119
                                        --------          --------
                  Total assets          $275,864          $290,825
                                        --------          --------
                                        --------          --------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of earnings (loss) for the three and six months ended June 30, 1998 and 1999 and of condensed consolidated cash flows for the six months ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management.

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

Dayton, Ohio
August 11, 1999

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 ("1999 THREE MONTHS") AND SIX MONTHS ENDED JUNE 30, 1999 ("1999 SIX MONTHS") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998 ("1998 THREE MONTHS") AND SIX MONTHS ENDED JUNE 30, 1998 ("1998 SIX MONTHS").

         NET SALES. The Company's net sales of $70,185 in the 1999 three months compare to $82,535 for the 1998 three months, a decrease of $12,350 or 14.9%. The Company's 1999 six months net sales of $165,045 compare to $175,583 in the 1998 six months, a decrease of $10,538 or 6.0%. U.S. net sales, including export sales, of $59,254 for the 1999 three months declined $14,361 or 19.5% from the 1998 three months of $73,615. U.S. net sales, including export sales, of $144,535 for the 1999 six months, decreased $14,038 or 8.9% from 1998 six months of $158,573. U.S. sales declined due primarily to a reduction in sales of juvenile car seats due to strong competitive pressure. International net sales increased 22.5% to $10,931 in the 1999 three months from $8,920 for the 1998 three months. In the 1999 six months, international sales increased by $3,500, or 20.6%, to $20,510 from $17,010 for the 1998 six months. International net sales increased principally due to increased sales in Mexico, Asia and Europe, partially offset by lower sales in Canada.

         GROSS PROFIT. The Company's gross profit increased to $17,014 in the 1999 three months from $16,907 in the 1998 three months. As a percentage of net sales, gross profit increased to 24.2% in the 1999 three months from 20.5% in the 1998 three months. For the 1999 six months, gross profit increased by $2,534 or 6.9% to $39,068 from $36,534 for the 1998 six months. As a percentage of net sales, gross profit rose to 23.7% in the 1999 six months from 20.8% in the 1998 six months. The increase was due to (i) improved operating margins resulting from improved manufacturing efficiency, (ii) favorable purchase prices and volume rebates from major suppliers, and (iii) increased overhead absorption.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses decreased to $15,944 in the 1999 three months from $17,134 in the 1998 three months, a decrease of $1,190 or 6.9%. For the 1999 six months SG&A expenses were $34,569, a $1,009 or 3.0% increase over the $33,560 reported for the 1998 six months. The 1999 six months increase was due to (i) increased outside services to aid in the re-engineering of certain business processes,
(ii) increased expense associated with expanding international operations, (iii) higher customer marketing promotional costs and (iv) additional recruitment expenses.

         RESTRUCTURING COSTS. In the 1999 three months and 1999 six months the Company incurred no restructuring expense. In the 1998 three months and 1999 six months the Company incurred $1,043 and $2,603 respectively of restructuring costs to relocate the Gerry Baby Products, Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants.

         INTEREST EXPENSE. Interest expense increased to $4,211 in the 1999 three months and $7,969 in the 1999 six months from $3,024 in the 1998 three months and $5,608 in the 1998 six months. The increase for both the 1999 three and six months over respective periods last year, was due to (i) the issuance of the $110 million 11.75% Senior Notes due 2006, which bear a higher interest rate than the debt refinanced, and (ii) increased amount outstanding under the revolving credit facility.

         CURRENCY (GAIN) LOSS. The $310 currency gain in the 1999 three months and a $697 for the 1999 six months compares to a $263 loss for the 1998 three months and a $433 loss in the 1998 six months. The favorable impact of currency gains for the 1999 three and six months over the 1998 three and six months is due primarily to the currency effect of a U.S. dollar denominated note payable on the books of a non-U.S. subsidiary and the translation of the Company's Mexican subsidiary's operating results into U.S. dollars.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 1999 and 1998 three months associated with loss from U.S. operations. The 1999 six months reflect a tax benefit from U.S. operations offset slightly by tax expense principally from Mexico and other non-U.S. income. During the 1998 six months, the Company recorded a benefit associated with the loss from U.S. operations and included a benefit from the allocation of administrative expense from Spalding.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. At June 30, 1999, the Company had $18,100 in borrowings outstanding under the revolving credit facility and utilized $47,205 for banker's acceptances and letters of credit. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At June 30, 1999, the Company had $4,855 of cash. The Company had $34,695 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. For the six-months ended June 30, 1999, the dividend rate on the Cumulative Preferred Stock was 14%.

         The Company anticipates cash outlays of $4,000 to $5,500 during the remainder of 1999 for capital expenditures for new product tooling, which it expects to be paid out of existing cash balances, cash generated from operations and borrowings.

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

CASH FLOWS

         1999 SIX MONTHS COMPARED TO THE 1998 SIX MONTHS. For the 1999 six months, the Company used $9,642 in cash before financing activities to fund $2,673 in operating activities, primarily used cash for increased inventory, partially offset by lower receivables and increased current liabilities, and invested $6,969 in capital expenditures. Cash usage in the 1999 six months was funded from the 1998 year end cash balance and borrowing $10,300 under the revolving credit facility.

         Net cash flow used by operating activities for the 1999 six months was $2,673 compared to $8,762 in the 1998 six months. The $6,089 lower operating use of cash for the 1999 six months compared to the 1998 six months was primarily due to improved earnings and changes in working capital components.

         Capital expenditures during the 1999 six months relate primarily to U.S. and international information system upgrades.


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

         The Company's Adjusted EBITDA increased from $3,459 and $10,477 in the 1998 three and six months, respectively, to $5,451 and $13,336 in the 1999 three and six months, respectively, as indicated in the table below:

                                                   Three Months Ended                 Six Months Ended
                                                         June 30,                           June 30,
                                                -------------------------           ---------------------------
                                                  1998              1999              1998              1999
                                                -------           -------           --------           --------
NET EARNINGS (LOSS)                             $(2,758)          $(1,707)          $ (2,730)          $ (1,907)

         Income taxes (benefit)                  (1,799)           (1,124)            (2,940)              (866)
         Interest expense, net                    3,024             4,211              5,608              7,969
         Depreciation and amortization            3,787             4,071              7,351              8,140
         Restructuring                            1,043                 0              2,603                  0
                                                -------           -------           --------           --------

EBITDA                                            3,297             5,451              9,892             13,336
                                                -------           -------           --------           --------

         Unusual costs                              162                 0                585
                                                -------           -------           --------           --------
                                                                                                              0

ADJUSTED EBITDA                                 $ 3,459           $ 5,451           $ 10,477           $ 13,336
                                                -------           -------           --------           --------
                                                -------           -------           --------           --------


CURRENCY HEDGING

         In the 1999 six months, approximately 12% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar.

Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $800 and $1,600 based on intercompany balances as of December 31, 1998 and June 30, 1999, respectively.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a mix of debt maturities along with both fixed-and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in calendar 1999, although there can be no assurances that interest rates will not materially change.

INFLATION

         Inflation has not been material to the Company's operations within the periods presented.

YEAR 2000 COMPLIANCE

         Many computer software and hardware systems currently are not able to read, calculate or provide output correctly using dates after 1999, and such systems will require significant modifications in order to be "Year 2000 compliant". The Company has reviewed its computer hardware and software systems and has identified those systems that are not Year 2000 compliant. The Company expects to spend approximately $9,500 by December 1999 to unify and upgrade the Company's information systems, to improve the company's electronic data interchange ("EDI") capabilities and to resolve the Company's Year 2000 compliance issues, $4,800 of which was invested in calendar 1998 and $4,500 during the 1999 six months. The upgrades required for Year 2000 compliance to the primary, mission critical system were completed in June 1999. Certain ancillary, non-critical systems remain to be upgraded to Year 2000 readiness. Further Year 2000 enhancements to the system will be completed by December 1999. To date, the Company has assessed 98% of its systems and has identified that less than 5% require replacement or remediation.

         The Company has developed contingency plans in the event that any critical system upgrades are not completed on time. Contingency plans exist in each of the business units to correct and upgrade those existing systems where potential could occur should the targeted implementation dates of the new systems not be met or if the implementation dates are after the end of 1999. All costs associated with Year 2000 compliance will be expensed as incurred, other than acquisition of new software or hardware, which will be capitalized. During the 1999 three months and 1999 six months the Company capitalized $2,425 and $4,400, respectively, for information system upgrades and expensed $66 and $114, respectively.

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

The Company has contacted its significant suppliers and customers in an attempt to identify any potential Year 2000 compliance issues with them. Currently, over 98% of the suppliers, including all mission critical suppliers have responded to the Company's Year 2000 questionnaire. All responses indicate the suppliers will be Year 2000 compliant. However, the Company is currently unable to forecast with certainty the magnitude of the operational or financial impact on the Company of Year 2000 compliance issues with its suppliers and customers. The Company's business also could be materially affected by the failure of governmental agencies to address Year 2000 issues. For example, a significant amount of the Company's merchandise is manufactured outside the U.S., and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the U.S. of such merchandise. If failure in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delay in its inventory flow.

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

         Although the Company believes that the assumptions on which forward-looking statements contained herein are based are reasonable, any of those assumptions could be incorrect and the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that its plans and objectives will be achieved. Therefore, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management, including as a consequence of the

Company's significant leverage and dividend requirements; the restrictive covenants included in its debt arrangements; the highly competitive nature of the juvenile products industry; the potential inability of the Company to implement its business strategy; the Company's dependence on a small number of customers and risks arising as a consequence of continued consolidation in the retail industry; risks involved in relying on increasing foreign sales and international suppliers; the intense regulation of juvenile products and the potential for product recalls, and product liability litigation; the need for product innovation to remain competitive; the availability of materials used in the Company's operations; the effect of environmental regulations; dependence on management and a small unionized workforce.

Part II.          Other Information.


Item 1.           Legal Proceedings.

                  There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Amendment No. 3 to Registration Statement on Form S-4 (file no. 333-64893). The following summarizes significant developments in previously reported matters and any material claims asserted since March 31, 1999:

                  On May 26, 1999, a Settlement Agreement was executed between and among the Company, Spalding, Graco and Century settling the Company's patent infringement action that was originally filed on April 22, 1998 in the U.S. District Court, for the Northern District of Ohio. The terms of the Settlement Agreement are confidential. Century's suit that was filed on August 7, 1998 in U.S. District Court for the Northern District of Ohio, against the Company and Spalding, was dismissed with prejudice.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of the exhibits included in the Form 10-Q:

                  Exhibit 27 Financial data Schedule


B. The following Reports on Form 8-K were filed by Evenflo Company, Inc. during the quarter ended June 30, 1999.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.





                                      EVENFLO COMPANY, INC. AND SUBSIDIARIES
                                      --------------------------------------
                                      (Registrant)





Date   August 12, 1999                /s/ Richard W. Frank
      ----------------                ----------------------------------------
                                      Richard W. Frank
                                      Chairman of the Board of Directors and
                                           Chief Executive Officer


Date   August 12, 1999                /S/ Daryle A. Lovett
       ---------------                -----------------------------------------
                                      Daryle A. Lovett
                                      Executive Vice President Finance and
                                           Chief Financial Officer