Form 10-Q
period 1999-09-30
EVENFLO CO INC
filed 1999-11-12
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
                                    Yes  X  No
                                        ---    ---


The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at September 30, 1999 was 10,000,000.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Pages
                                                                           -----

Part I.     Financial Information

            Condensed Consolidated Balance Sheets -
                     December 31, 1998 and September 30, 1999            2

            Condensed Consolidated Statements of Earnings (Loss) -
            Three and Nine Months Ended September 30, 1998 and 1999      3

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1999                4

            Notes to Condensed Consolidated Financial Statements         5 - 8

            Independent Accountants' Review Report                       9

            Management's Discussion and Analysis of the Condensed
                     Consolidated Financial Statements                   10 - 16

Part II.    Other Information

            Item 1.           Legal Proceedings                          17

            Item 6.           Exhibits and Reports on Form 8-K           17

            Signatures                                                   18


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND SEPT. 30, 1999                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)

ASSETS                                                                    DECEMBER 31,        SEPT. 30,
                                                                             1998               1999
                                                                           ---------          ---------
Current assets:
Cash                                                                       $   4,197          $  10,387
Receivables, less allowance of $ 1,177 and $1,220                             79,605             71,637
Inventories                                                                   52,542             60,397
Deferred income taxes                                                         11,808              9,766
Prepaid expenses                                                               1,308                843
                                                                           ---------          ---------
                   TOTAL CURRENT ASSETS                                      149,460            153,030

Property, plant and equipment                                                113,680            122,461
Accumulated depreciation                                                     (48,799)           (59,159)
                                                                           ---------          ---------
Property, plant and equipment, net                                            64,881             63,302
Intangible assets, net                                                        46,329             45,166
Deferred income taxes                                                          7,660             11,714
Other                                                                          7,534              6,705
                                                                           ---------          ---------

                   TOTAL ASSETS                                            $ 275,864          $ 279,917
                                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                           $  32,260          $  33,959
Bankers acceptances and letters of credit                                     19,725             25,636
Accrued expenses                                                              36,652             31,408
                                                                           ---------          ---------
                   TOTAL CURRENT LIABILITIES                                  88,637             91,003

Senior notes                                                                 110,000            110,000
Revolving credit loans                                                         7,800             10,000
Pension and post-retirement benefits                                           5,041              5,087
                                                                           ---------          ---------
                   TOTAL LIABILITIES                                         211,478            216,090

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value, 10,000,000 shares authorized,
       400,000 shares outstanding (liquidation value, $40,000,000)            40,000             40,000
Common Stock:
       Class A,  $1 par value, 20,000,000 shares authorized;
                 10,000,000 shares outstanding                                10,000             10,000
       Class B,  $1 par value, 5,000,000 shares authorized;
                 none outstanding                                                  0                  0
Paid-in capital                                                               61,387             61,387
Retained earnings (deficit)                                                  (42,831)           (43,414)
Accumulated other comprehensive earnings (loss)-currency
       translation adjustments                                                (4,170)            (4,146)
                                                                           ---------          ---------
                   TOTAL SHAREHOLDERS' EQUITY                                 64,386             63,827

                                                                           ---------          ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 275,864          $ 279,917
                                                                           =========          =========

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999  (DOLLAR AMOUNTS IN THOUSANDS)                  (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPT. 30,                               SEPT. 30,
                                                         ----------------------------          ----------------------------
                                                           1998               1999               1998               1999
                                                         ---------          ---------          ---------          ---------

NET SALES                                                $  93,844          $  93,550          $ 269,427          $ 258,595

      Cost of sales                                         73,589             70,178            212,638            196,155
                                                         ---------          ---------          ---------          ---------

GROSS PROFIT                                                20,255             23,372             56,789             62,440

      Selling, general & administrative expenses            18,236             18,049             51,796             52,618
      Restructuring costs                                        3                  0              2,606                  0

                                                         ---------          ---------          ---------          ---------

INCOME FROM OPERATIONS                                       2,016              5,323              2,387              9,822

      Interest expense, net                                  3,356              4,448              8,964             12,417
      Currency (gain) loss, net                                566                156                999               (541)
                                                         ---------          ---------          ---------          ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                         (1,906)               719             (7,576)            (2,054)

      Income taxes (benefit)                                    24               (605)            (2,916)            (1,471)
                                                         ---------          ---------          ---------          ---------

EARNINGS (LOSS) BEFORE EXTRAORDINARY
      LOSS                                                  (1,930)             1,324             (4,660)              (583)

EXTRAORDINARY (LOSS) ON EARLY                               (1,304)                 0             (1,304)                 0
      EXTINGUISHMENT OF DEBT NET OF TAXES
      OF $696
                                                         ---------          ---------          ---------          ---------
NET EARNINGS (LOSS)                                      $  (3,234)         $   1,324          $  (5,964)         $    (583)
                                                         =========          =========          =========          =========

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPT. 30, 1998 AND 1999                                   (DOLLAR AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)       (Unaudited)

                                                                                      SEPT. 30,         SEPT. 30,
INCREASE (DECREASE) IN CASH                                                              1998              1999
                                                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                    $ (5,964)         $   (583)
Adjustments to reconcile net earnings to net cash provided (used)
   by operating activities:
      Depreciation                                                                        9,320            10,370
      Intangibles amortization                                                            1,140             1,163
      Deferred income taxes                                                              (6,045)           (2,012)
      Deferred financing cost amortization                                                   96               561
      Extraordinary loss on early extinguishment of debt                                  2,000                 0
      Other                                                                                 468                46
      Change in working capital components:
            Receivables                                                                 (33,923)            7,968
            Inventories                                                                   9,725            (7,855)
            Current liabilities, excluding bank loans and payables to Spalding           22,669             2,366
            Other, including currency translation adjustment                               (339)              760
                                                                                       --------          --------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (853)           12,784

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                    (13,890)           (8,794)
                                                                                       --------          --------
               NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES                   (13,890)           (8,794)
                                                                                       --------          --------
               NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES                     (14,743)            3,990

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility                                                     0             2,200
Deferred financing costs                                                                 (6,000)                0
Payments on non-U.S debt                                                                   (154)                0
Net change in long-term Spalding receivable/payable                                      37,361                 0
Net cash transfers to Spalding                                                          (10,730)                0

                                                                                       --------          --------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          20,477             2,200

                                                                                       --------          --------
CASH -  net change                                                                        5,734             6,190
        beginning of period                                                               1,408             4,197
                                                                                       --------          --------
        end of period                                                                  $  7,142          $ 10,387
                                                                                       ========          ========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                             7,383            15,104
Income taxes paid                                                                         3,149               541

See Notes to Condensed Consolidated Financial Statements.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
  For the Three and Nine Months ended September 30, 1998 and 1999. (Unaudited)

(Dollars in thousands)



1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of September 30, 1999 and the related statement of earnings (loss) for the three and nine months ended September 30, 1998 and 1999 and the cash flows for the nine months ended September 30, 1998 and 1999 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1999, results of operations for the three and nine months ended September 30, 1998 and 1999, and cash flows for the nine months ended September 30, 1998 and 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year 1999. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Amendment No. 3 to Registration Statement on Form S-4 (file no. 333-64893). During 1998, the Company adopted December 31 as its fiscal year end.


2.       INVENTORIES.

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

                                                December 31, 1998          September 30, 1999
                                                -----------------          ------------------

         Finished goods                              $27,698                    $25,375
         Work in process                              11,240                     10,943
         Raw material                                 13,604                     24,079
                                                     -------                    -------
                  Total inventories                  $52,542                    $60,397
                                                     =======                    =======

3.       COMPREHENSIVE INCOME.

                  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This standard requires the Company to report "other comprehensive income," as defined in the standard, that is not otherwise presented in its Condensed Statements of Consolidated Earnings (Loss). Currently, adjustments for the Company's other comprehensive income consists solely of foreign currency translation adjustments related to its non-U.S. subsidiaries. For the comparative three and nine months ended September 30, 1998 and 1999, comprehensive income was as follows:

                                         Three Months Ended                 Nine Months Ended
                                           September 30,                       September 30
                                      ------------------------          ------------------------
                                       1998             1999             1998             1999
                                      -------          -------          -------          -------

Net earnings (loss)                   $(3,234)         $ 1,324          $(5,964)         $  (583)
Foreign currency translation           (1,105)            (140)          (1,407)              24
                                      -------          -------          -------          -------
Comprehensive earnings (loss)         $(4,339)         $ 1,184          $(7,371)         $  (559)
                                      =======          =======          =======          =======


4.       RESTRUCTURING, UNUSUAL AND NON-CASH CHARGES.

                  In the 1999 three and nine months the Company incurred no restructuring or unusual costs. In the 1998 three and nine months the Company incurred $3 and $2,606 respectively of restructuring costs principally to relocate the Gerry Baby Products, Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants. In addition, in the 1998 three and nine months the Company recorded $4,260 and $4,845 in unusual costs principally for professional services related to the recapitalization of the Company. The following shows the changes in the reserve balance from December 31, 1998:


                                   Reserve         Activity charged to Reserve         Reserve
                                   Balance at   for the 1999 three months ended        Balance at
                                   December   ------------------------------------     Sept. 30,
                                   31, 1998   Mar. 31        June 30      Sept. 30     1999
                                   --------   -------        -------      --------     ----

         Severance costs           $197         $ 78         $  0         $  1         $118
         Facility shutdown            0            0            0            0            0
         Other                        0            0            0            0            0
                                   ----         ----         ----         ----         ----

         Total                     $197         $ 78         $  0         $  1         $118
                                   ====         ====         ====         ====         ====



5.       SHAREHOLDERS EQUITY

                  PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was approximately 14% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through September 30, 1999, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $6,170.


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

                  Under an indemnification agreement entered into on August 20, 1998, Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Company matters and the Company agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Company's business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998, the date that Spalding sold control of the Company to another entity. As a result of the indemnification, the Company had recorded a $1,200 receivable from Spalding. Approximately $293 of the receivable was paid through December 31, 1998 and an additional $596 was paid by September 30, 1999, leaving a balance of $311 as of September 30, 1999.

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

                                                          Three Months Ended                     Nine Months Ended
                                                              Sept. 30,                                Sept. 30,
                                                     -----------------------------           -----------------------------
                                                     1998                 1999               1998                 1999
                                                     ----                 ----               ----                 ----
         GEOGRAPHIC LOCATION

         NET SALES
                  United States                       $  83,845           $  82,093           $ 242,418           $ 226,628
                  Other nations                           9,999              11,457              27,009              31,967
                                                      ---------           ---------           ---------           ---------
                           Total net sales            $  93,844           $  93,550           $ 269,427           $ 258,595
                                                      =========           =========           =========           =========

         EARNINGS (LOSS) BEFORE INCOME TAXES
                  United States                       $   1,614           $   4,750           $   4,004           $   8,790
                  Other nations                            (161)                417                 (10)              1,573
                  Restructuring costs                        (3)                  0              (2,606)                  0
                  Interest expense, net                  (3,356)             (4,448)             (8,964)            (12,417)
                                                      ---------           ---------           ---------           ---------

                  Earnings (loss) before
                  income taxes                        $  (1,906)          $     719           $  (7,576)          $  (2,054)
                                                      =========           =========           =========           =========


                                                      December            Sept.
                                                      31, 1998            30, 1999
                                                      --------            --------
         IDENTIFIABLE ASSETS
                  United States                       $257,460            $253,200
                  Other nations                         18,404              26,717
                                                      --------            --------
                           Total assets               $275,864            $279,917
                                                      ========            ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of earnings (loss) for the three and nine months ended September 30, 1998 and 1999 and of condensed consolidated cash flows for the nine months ended September 30, 1998 and 1999. These financial statements are the responsibility of the Company's management.

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

Dayton, Ohio
November 10, 1999

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 THREE MONTHS") AND NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 NINE MONTHS") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 THREE MONTHS") AND NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 NINE MONTHS").

         NET SALES. The Company's net sales of $93,550 in the 1999 three months compare to $93,844 for the 1998 three months, a decrease of $294 or 0.3%. The Company's 1999 nine months net sales of $258,595 compare to $269,427 in the 1998 nine months, a decrease of $10,832 or 4.0%. U.S. net sales, including export sales, of $82,093 for the 1999 three months declined $1,752 or 2.1% from the 1998 three months of $83,845. U.S. net sales, including export sales, of $226,628 for the 1999 nine months, decreased $15,790 or 6.5% from 1998 nine months of $242,418. U.S. sales declined due primarily to a reduction in sales of juvenile car seats due to strong competitive pressure. International net sales increased 14.6% to $11,457 in the 1999 three months from $9,999 for the 1998 three months. In the 1999 nine months, international sales increased by $4,958, or 18.4%, to $31,967 from $27,009 for the 1998 nine months. International net sales increased principally due to increased sales in Mexico, Asia and Europe, partially offset by lower sales in Canada.

         GROSS PROFIT. The Company's gross profit increased to $23,372 in the 1999 three months from $20,255 in the 1998 three months. As a percentage of net sales, gross profit increased to 25.0% in the 1999 three months from 21.6% in the 1998 three months. For the 1999 nine months, gross profit increased by $5,651 or 10.0% to $62,440 from $56,789 for the 1998 nine months. As a percentage of net sales, gross profit rose to 24.1% in the 1999 nine months from 21.1% in the 1998 nine months. The increase was due to (i) improved operating margins resulting from improved manufacturing efficiencies, (ii) favorable purchase prices and volume rebates from major suppliers, and (iii) increased overhead absorption.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses decreased to $18,049 in the 1999 three months from $18,236 in the 1998 three months, a decrease of $187 or 1.0%. For the 1999 nine months SG&A expenses were $52,618, an increase of $822 or 1.6% over the $51,796 reported for the 1998 nine months. The 1999 nine months increase was due to (i) increased outside services to aid in the re-engineering of certain business processes,
(ii) increased expense associated with expanding international operations, (iii) higher customer marketing promotional costs and (iv) additional recruitment expenses.

         RESTRUCTURING COSTS. In the 1999 three months and 1999 nine months the Company incurred no restructuring expense. In the 1998 three months and 1998 nine months the Company incurred $3 and $2,606 respectively of restructuring costs to relocate the Gerry Baby Products, Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants.

         INTEREST EXPENSE. Interest expense increased to $4,448 in the 1999 three months and $12,417 in the 1999 nine months from $3,356 in the 1998 three months and $8,964 in the 1998 nine months. The increase for both the 1999 three and nine months over the respective periods last year was due to (i) the issuance of the $110 million 11.75% Senior Notes due 2006, which bear a higher interest rate than the debt refinanced, (ii) an increased amount outstanding under the revolving credit facility, and (iii) higher short term interest rates.

         CURRENCY (GAIN) LOSS. The $156 currency loss in the 1999 three months and a $541 gain for the 1999 nine months compares to a $566 loss for the 1998 three months and a $999 loss in the 1998 nine months. The currency improvement for the 1999 three and nine months over the 1998 three and nine months is due primarily to the currency effect of a U.S. dollar denominated note payable of non-U.S. subsidiaries and the translation of the Company's Mexican subsidiary's operating results into U.S. dollars.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in the 1999 three months associated with loss from U.S. operations which is offset by income from international operations. The 1998 three months reflect a tax expense principally from the allocation of deferred taxes from Spalding, which is offset in part by a tax benefit associated with a loss from U.S. operations. The 1999 nine months reflect a tax benefit associated with a loss from U.S. operations, which is offset in part by income from other nations. During the 1998 nine months, the Company recorded a benefit associated with the loss from U.S. operations and included a benefit from the allocation of administrative expense from Spalding.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. At September 30, 1999, the Company had $10,000 in borrowings outstanding under the revolving credit facility and utilized $36,159 for banker's acceptances and letters of credit. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At September 30, 1999, the Company had $10,387 of cash. The Company had $53,841 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 liquidation preference of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. For the nine-months ended September 30, 1999, the dividend rate on the Cumulative Preferred Stock was approximately 14%.

         The Company anticipates cash outlays of $3,500 to $4,500 during the remainder of 1999 for capital expenditures for new product tooling, which it expects to be paid out of existing cash balances, cash generated from operations and borrowings.

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

CASH FLOWS

         1999 NINE MONTHS COMPARED TO THE 1998 NINE MONTHS. For the 1999 nine months, the Company generated $12,784 in cash from operating activities, and invested $8,794 in capital expenditures. In addition, the Company borrowed $2,200 under the revolving credit facility.

         During the 1998 nine months the Company used $853 in operating activities. The $13,637 improvement in cash provided by operations for the 1999 nine months compared to the 1998 nine months was primarily due to improved earnings and changes in working capital components.

         Capital expenditures during the 1999 nine months relate primarily to U.S. and international information system upgrades.


EBITDA AND ADJUSTED EBITDA

         EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, extraordinary items and restructuring costs. Adjusted EBITDA is defined as EBITDA and adjusted for unusual costs. EBITDA and Adjusted EBITDA are included because the Company believes they provide useful information regarding its ability to service its debt and because the Company understands that such information is considered to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA and Adjusted EBITDA does not, however, represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net earnings as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Because EBITDA and Adjusted EBITDA are not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

         The Company's Adjusted EBITDA increased from $8,822 and $19,299 in the 1998 three and nine months, respectively, to $9,227 and $22,563 in the 1999 three and nine months, respectively, as indicated in the table below:

                                                            Three Months Ended                     Nine Months Ended
                                                                 Sept. 30,                              Sept. 30,
                                                         ---------------------------           ---------------------------
                                                         1998               1999               1998               1999
                                                         --------           --------           --------           --------
         NET EARNINGS (LOSS)                             $ (1,930)          $  1,324           $ (4,660)          $   (583)

                  Income taxes (benefit)                       24               (605)            (2,916)            (1,471)
                  Interest expense, net                     3,356              4,448              8,964             12,417
                  Depreciation and amortization             3,109              4,060             10,460             12,200
                  Restructuring                                 3                  0              2,606                  0
                                                         --------           --------           --------           --------

         EBITDA                                             4,562              9,227             14,454             22,563
                                                         --------           --------           --------           --------

                  Unusual costs                             4,260                  0              4,845                  0
                                                         --------           --------           --------           --------

         ADJUSTED EBITDA                                 $  8,822           $  9,227           $ 19,299           $ 22,563
                                                         ========           ========           ========           ========


CURRENCY HEDGING

         In the 1999 nine months, approximately 12% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar.

Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. In addition, the Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $800 and $1,500 based on intercompany balances as of December 31, 1998 and September 30, 1999, respectively.

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

YEAR 2000 COMPLIANCE

         Many computer software and hardware systems currently are not able to read, calculate or provide output correctly using dates after 1999, and such systems will require significant modifications in order to be "Year 2000 compliant". The Company has reviewed its computer hardware and software systems and has identified those systems that are not Year 2000 compliant. The Company has made capital investments of approximately $10,600 to unify and upgrade the Company's information systems, to improve the company's electronic data interchange ("EDI") capabilities and to resolve the Company's Year 2000 compliance issues, $4,800 of which was invested in calendar 1998 and $5,788 during the 1999 nine months. The upgrades required for Year 2000 compliance to the primary, mission critical system were completed in June 1999. Certain ancillary, non-critical systems remain to be upgraded to Year 2000 readiness. Further, Year 2000 enhancements to the system will be completed by December 1999. To date, the Company has assessed 100% of its systems and has identified that less than 5% require replacement or remediation.

         The Company has developed contingency plans in the event that any non-critical system upgrades are not completed on time. Contingency plans exist in each of the Company's business units to correct and upgrade those existing systems where potential disruptions to the business could occur should the dates targeted for implementation of new systems not be met or if the implementation dates are after the end of 1999. All costs associated with Year 2000 compliance will be expensed as incurred, other than acquisition of new software or hardware, which will be capitalized. During the 1999 three months and 1999 nine months the Company capitalized $1,356 and $5,788 respectively, for information system upgrades and expensed $35 and $149, respectively.

         A Corporate Oversight Committee ("COC") has been formed to deal with both non-information technology ("non-IT") and information technology ("IT") issues. Its members coordinate with all functional areas within the Company. The COC developed a Year 2000 Concerns list, conducted strategic planning sessions, launched a Corporate Year 2000 awareness program and is in the process of corresponding with suppliers requesting Year 2000 certification. Efforts are underway with major customers to discuss, identify, test and remediate, if required, potential issues. The COC is working with each business unit to identify potential impacts on both IT and non-IT system at their specific location, prioritizing each risk, and developing and implementing remediation plans where necessary.

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

The Company has contacted its significant suppliers and customers in an attempt to identify any potential Year 2000 compliance issues with them. Currently, over 98% of the suppliers, including all mission critical suppliers have responded to the Company's Year 2000 questionnaire. All responses indicate the suppliers will be Year 2000 compliant. However, the Company is currently unable to forecast with certainty the magnitude of the operational or financial impact on the Company of Year 2000 compliance issues with its suppliers and customers. The Company's business also could be materially affected by the failure of governmental agencies to address Year 2000 issues. For example, a significant amount of the Company's merchandise is manufactured outside the U.S., and the Company is dependent upon the issuance by foreign governmental agencies of export visas for, and upon the U.S. Customs Service to process and permit entry into the U.S. of such merchandise. If failures in government systems result in the suspension or delay of these agencies' services, the Company could experience significant interruption or delay in its inventory flow.


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

Part II.    Other Information.


Item 1.     Legal Proceedings.

            There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Amendment No. 3 to Registration Statement on Form S-4 (file no. 333-64893). The following summarizes significant developments in previously reported matters and any material claims asserted since June 30, 1999:

            No significant change.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

A.          The following is an index of the exhibits included in the Form 10-Q:

            Exhibit 27 Financial data Schedule


B. The following Reports on Form 8-K were filed by Evenflo Company, Inc. during the quarter ended September 30, 1999.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.





                                       Evenflo Company, Inc. and Subsidiaries
                                       ----------------------------------------
                                       (Registrant)





Date   November 10, 1999               /s/ Richard W. Frank
      ------------------               ----------------------------------------
                                       Richard W. Frank
                                       Chairman of the Board of Directors and
                                             Chief Executive Officer


Date November 10, 1999                 /s/ Daryle A. Lovett
     -----------------                 -----------------------------------------
                                       Daryle A. Lovett
                                       Executive Vice President and
                                             Chief Financial Officer