Form 10-K
period 1999-12-31
EVENFLO CO INC
filed 2000-03-30
CIK 1071280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________to________

                         Commission File No.: 333-64893

                           EVENFLO COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    31-1360477
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                   707 Crossroads Court, Vandalia, Ohio 45377
               (Address of principal executive offices, Zip Code)
                                 (937) 415-3300
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at December 31, 1999 was 10,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE : None

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                                 1999 FORM 10-K

                                TABLE OF CONTENTS

                                                                                        Pages
                                                                                       -------
                               Part I
Item 1.           Business                                                              3 - 10
Item 2.           Properties                                                            11
Item 3.           Legal Proceedings                                                     12 -15
Item 4.           Submission of Matters to a Vote of Security Holders                   15

                               Part II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                   16
Item 6.           Selected Financial Data                                               17
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             18 - 24
Item 7A           Quantitative and Qualitative Disclosures About Market Risk            25
Item 8.           Financial Statements and Supplementary Data                           26 - 50
Item 9.           Changes in and Disagreements with Accountants on Accounting           51
                  and Financial Disclosure

                               Part III

Item 10.          Directors and Executive Officers of the Registrant                    51 - 53
Item 11.          Executive Compensation                                                54 - 56
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                            56 - 57
Item 13.          Certain Relationships and Related Transactions                        58 - 59

                               Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                              60 - 61

Signatures                                                                              62



                                     PART I

ITEM 1.           BUSINESS

THE COMPANY

         Evenflo Company, Inc. ("Evenflo" or the "Company") is one of the largest manufacturers and marketers of specialty juvenile products, including juvenile travel systems, car seats, strollers, child carriers - soft carriers and frame carriers, stationary activity products, gates, reusable and disposable baby bottle feeding systems, breast-feeding aids, as well as, pacifiers and oral development items, monitors and baby care products and accessories, high chairs, portable play yards, cribs and mattresses, dressers and changing tables. Established in 1920, Evenflo is one of the oldest and most recognized names in the juvenile products industry, with a 97% brand awareness for infant feeding products among new mothers in the United States. The Company believes it is a leading supplier of juvenile products to such key retailers as Toys "R" Us, Wal-Mart, Kmart, Target and Sears. The Company sells its products in the United States and many international markets.

         The Company reports all financial information contained in this report in United States Dollars ("$") in thousands.

ORGANIZATION

         Evenflo Company, Inc. became a stand-alone company as a result of the following series of transactions:

         On May 20, 1998, Spalding Holdings Corporation ("Spalding") initiated a reorganization (the "Reorganization") by realigning the ownership structure of all of the entities included in the business segment know as Evenflo (the "Evenflo Segment"). Prior to that date, the Evenflo Segment consisted of the combined financial statements of Evenflo Company, Inc., a wholly-owned subsidiary of Spalding, and other wholly-owned Spalding subsidiaries and divisions of subsidiaries that either sold infant and juvenile products or that held the patents and trademarks for those products. In the Reorganization, Spalding contributed its ownership investments in these subsidiaries and divisions of subsidiaries to Evenflo Company, Inc. As a result, Evenflo Company, Inc. became the parent company of all the other entities included in the Evenflo Segment. The realignment of these subsidiaries and divisions of subsidiaries was accounted for as a reorganization of companies under the common control of Spalding in a manner similar to a pooling of interests. Accordingly, the financial statement accounts of Evenflo Company, Inc. and subsidiaries were transferred by Spalding to the Company at Spalding's historical cost.

         Prior to August 20, 1998, the Company was a wholly owned subsidiary of Spalding and was included in the consolidated financial statements of Spalding. On August 20, 1998, (the "Closing Date") Spalding completed the recapitalization of the Company (the "Recapitalization") in which it became a stand-alone company. On that date, Spalding sold a 51% ownership interest (5,100,000 shares) of the common stock of the Company to KKR 1996 Fund L.P., ("KKR 1996 Fund"), a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"), a Spalding shareholder, for a purchase price of $25,500 and a 6.6% ownership interest (660,000 shares) in the common stock of the Company to Great Star Corporation ("Great Star"), an affiliate of Abarco N.V. ("Abarco"), another Spalding shareholder, for a purchase price of $3,300 (collectively, the "Stock Acquisitions"). In addition KKR 1996 Fund purchased Spalding's investment (400,000 shares) in the Company's Cumulative preferred Stock for a purchase price of $40,000 (the "Preferred Stock Investment"). Such preferred stock, having a face value of $40,000 and an initial dividend of 14%, had been issued to Spalding prior to the Reorganization. Spalding had received the 400,000 shares of newly authorized Cumulative Preferred Stock as a distribution from the Company prior to the Closing Date (the "Preferred Stock Distribution"). Spalding retained a 42.4% ownership interest (4,240,000 shares) in the outstanding common stock of the Company. Since these transactions occurred between existing Spalding shareholders, the transactions (other than the Preferred Stock Distribution described above) did not affect the consolidated financial statements of the Company. KKR is a private equity firm specializing in management buyouts.

         On the Closing Date, the Company (i) issued and sold $110,000 aggregate principal amount of senior notes (the "Notes") in a notes offering (the "Offering") and (ii) entered into a $100,000 revolving credit facility led by Merrill Lynch Capital Corporation, DLJ Capital Funding, Inc. and Bank of America National Trust and Savings Association (the "Credit Facility") and borrowed $10,000 under the Credit Facility (with an additional $42,000 of the Credit Facility used to support outstanding letters of credit and bankers' acceptances on the Closing Date). The Offering and the borrowings under the Credit Facility are collectively referred to in this document as the "Financings".

         The Company applied the proceeds of the Financings to repay approximately $110,000 of indebtedness owed to Spalding as part of the Stock Acquisitions, as described above, and pay transaction fees and expenses of approximately $10,000.

         The Financings, the Preferred Stock Distribution, the Preferred Stock Investment, the Stock Acquisitions and the repayment of approximately $110,000 of indebtedness, which was owed to Spalding, are collectively referred to in this document as the "Transactions".

         In December 1999, KKR 1996 Fund L.P. purchased the 4,240,000 shares of Common Stock owned by Spalding. After this purchase, KKR 1996 Fund owns 93.4% of the Company's outstanding Common Stock.

CHANGE IN FISCAL YEAR.

         In 1998, the Company changed its fiscal year end from September 30 to December 31.

GENERAL

         Evenflo distinguishes itself from its competitors by developing innovative, high quality products, which have sometimes redefined their product categories. The Company further distinguishes itself from its competitors through its co-branded product offerings with other national brands such as OSHKOSH B `GOSH-Registered Trademark- and SERTA-Registered Trademark-.

         The Company operates under one operating segment. (See Note R to Financial Statements). The Company's products fall into four principal categories, representing the daily activities in which the products are used: (i) "On The Go" products, including car seats, strollers, travel systems and carriers, (ii) "Play Time" products, including stationary activity products, swings, gates and doorway jumpers, (iii) "Bed and Bath" products, including cribs, portable play yards, monitors, mattresses, bath items and toilet trainers and (iv) "Feeding Time" products, including reusable and disposable nurser systems, breastfeeding aids, high chairs, oral development items such as teethers and pacifiers, bibs and other feeding accessories.

         During fiscal 1997 and fiscal 1998, Evenflo invested an aggregate of approximately $108,000 to improve its operations, expand its product lines and support the growth of its base business. For the three months ending December 31, 1998, the Company invested $1,219 on new products and facilities maintenance. During 1999 the Company spent $3,573 on new products and $2,919 on maintenance, replacement and expansion. In 1999, the Company completed an $11,563 project to upgrade the Company's computer systems, spending $6,809 during 1999 and $4,754 in 1998. In March 1998, Evenflo completed a $15,900 capital expenditure program ($12,800 of which was invested in fiscal 1997 and fiscal 1998) ("Project Discover") to improve productivity and increase capacity levels by reengineering its Piqua, Ohio assembly lines and reconfiguring its principal warehouse. In April 1997, Evenflo acquired certain net assets of Gerry Baby Products ("Gerry") for a purchase price of $68,652 (the "Gerry Acquisition"). The Gerry Acquisition provided Evenflo with additional market leading products in categories such as gates, monitors, infant carriers and baths, which complemented the Company's traditional strengths in juvenile furniture and infant feeding products. To realize the manufacturing efficiencies achievable through the Gerry Acquisition, Evenflo invested an additional $7,400 to integrate the Gerry operations into the Company's Piqua, Ohio and Canton, Georgia plants. The Company realized significant production efficiencies in calendar 1999 from Project Discovery and the integration of Gerry. In addition, the Company has implemented a stock-keeping unit ("SKU") rationalization program (the "SKU Rationalization ") to discontinue a substantial number of SKUs the Company had produced in order to eliminate certain low margin SKUs and to decrease the manufacturing burden of producing a significant number of product variations. The SKU Rationalization generated a $7,883 non-cash charge in the three months ended December 31, 1998 to eliminate certain items of inventory that were not to be carried forward. During 1999, the Company refined the inventory control process with the implementation of a tightly controlled SKU add/drop ("SKAD") process. As of December 31, 1999, the Company had disposed of $5,294 of such inventory, leaving $2,589 to be scrapped or sold. The Company believes the remaining items will be eliminated during 2000 and this effort will contribute to a reduction in inventory levels and an improvement in margins.

CUSTOMERS

         The five largest customers of Evenflo represented approximately 74% of Evenflo's gross U.S. sales for the year ended December 31, 1999. For 1999, the five largest customers were Toys"R"Us, Wal-Mart, K-Mart, Target and Sears representing 35%, 13%, 10%, 9% and 7%, respectively, of gross U.S. sales for such period. For fiscal 1998, the five largest customers of Evenflo represented approximately 72% of Evenflo's gross sales with Toys"R"Us, Wal-Mart, Target, Sears and K-Mart representing 30%, 17%, 9%, 8% and 7%, respectively, of gross U.S. sales for such period. No other customer accounted for more than 10% of Evenflo's worldwide gross sales. The Company has strong, long-standing relationships with many of its largest customers. As is customary in the industry, the Company's products are generally purchased by means of purchase orders. The

Company's products are sold in the United States and in 61 foreign countries. The Company's sales organization in the United States is divided into national accounts, non-national accounts and food and drug accounts. Customer business teams provide service to each of Evenflo's five largest customers; Toys'R'Us, Wal-Mart, Sears, Target and Kmart. For other U.S. accounts, the Company's selling efforts are conducted through 12 independent manufacturer's representatives. Food and drug accounts are sold through 8 food brokers that carry Evenflo's merchandise.

GROWTH OUTSIDE THE UNITED STATES

         Evenflo believes that the higher birth rates, the adoption of mandatory automobile child restraint laws, increasing income levels, the lowering of trade barriers and the standardization of regulations in certain world markets present significant growth opportunities. Evenflo has had an international presence for over 50 years, selling its products in 61 foreign countries, with established operations in Canada, Mexico and the Philippines. International sales represented $42,411 or 13% of Evenflo's net sales in 1999. For the years ended September 30, 1997 and 1998 international sales totaled $35,194 and $34,904 respectively. For the 1998 three months ended December 31, 1998 international sales were $8,464.

         The Company's international sales have historically been made primarily through its Canadian, Mexican and Philippine operations and independent distributors selling to customers in 61 foreign countries. Recently, the Company has begun to develop additional sales and marketing capabilities in targeted markets. In May 1998, the Company entered the European market on a direct basis with a line of locally manufactured products sold through its own sales and marketing group.

MARKETING

         Evenflo's marketing efforts are focused on building brand preference by developing products that meet consumer needs, and communicating this through targeted web site efforts, advertising, packaging and point of sale programs. The Company conducts extensive research on juvenile products industry trends, including consumer buying habits, consumer interests and focus-group research with parents. The Company utilizes this data in making determinations with respect to product offerings and new product introductions to respond to consumer demands.

         In order to further distinguish its products, the Company has arrangements with other national brands such as Serta, Disney, and OshKosh in co-branded product offerings such as new infant mattresses by SERTA-Registered Trademark-, and Feeding Time products decorated with DISNEY BABIES-Registered Trademark- characters. As part of its co-branding strategy, Evenflo introduced a line of OSHKOSH B'GOSH-Registered Trademark-by Evenflo products, including car seats, strollers, play yards and carriers, which the Company believes is the first product grouping with an integrated olok of this kind in the industry. The Company intends to pursue additional opportunities to improve the design appeal of its products through co-branding arrangements in the future.

         Marketing programs are national in scope and primarily consist of print advertising, trade and consumer promotions and targeted sampling. The Company collaborates with significant accounts to develop shelf space allocations for the Company's products in upcoming selling seasons. For key accounts, the Company also designs in-store promotional displays for products, including new product introductions. Advertising and promotion expenditures amounted to approximately 6% of Evenflo's net sales in 1999, 1998 and 1997.

         In addition to traditional advertising and promotion efforts, the Company is allocating resources to public relations and grass-roots efforts, including promotions with Lamaze and SAFE KIDS CAMPAIGN-Registered Trademark-. Marketing is supported at the consumer level through the Company's Internet site (www.evenflo.com), Parent Link-TM-, and through a toll-free consumer hotline staffed by Evenflo Parent Link-TM- Resource Center service representatives to address questions on products and safety.

ENGINEERING AND PRODUCT DEVELOPMENT

         Evenflo dedicates substantial resources to its product development efforts. In 1999, the Company spent $2,669 on new product research and development. As of December 31, 1999, Evenflo's research and development group has developed 212 U.S. patents and 63 foreign patents. Evenflo has developed a number of innovative infant and juvenile products, including the first fully transparent baby bottle, the first decorated nurser, the first convertible (infant to toddler) car seat to pass applicable federal testing standards and the first juvenile stationary activity product. Evenflo strives to consistently introduce innovative new products. For example, the Company introduced the HORIZON convertible car seat and the DISCOVERY infant car seat in 1998. In addition, by designing a car seat that attaches to a stroller to form a new travel system, Evenflo has created incremental growth opportunities in the stroller category and introduced a higher-end travel system in 1999. Each new product Evenflo develops is subjected to extensive evaluation for quality and safety. At December 31, 1999, Evenflo had 41 patents pending at the U.S. Patent and Trademark Office.

SUPPLY CHAIN

         Evenflo maintains six manufacturing and assembly plants located in Ohio, Georgia, Alabama, Wisconsin and two in Mexico. Evenflo also operates distribution centers in Canada and the Philippines and has a joint manufacturing arrangement with a French corporation for the manufacture and distribution of ON MY WAY car seats and the EXERSAUCER in European markets. Evenflo manufactures bottles and nipples and assembles certain infant feeding and baby care products primarily at its facilities in Canton, Georgia and Mexico City. Car seats, high chairs, mattresses and stationary activity products are assembled at Evenflo's plant in Piqua, Ohio. Jasper, Alabama serves as a soft good manufacturing feeder plant for the final assembly operations in Ohio. Evenflo's cribs are manufactured and assembled at a facility in Tijuana, Mexico, while other wood products (primarily gates) are produced at its plant in Suring, Wisconsin. In 1998, the Company completed the elimination of Gerry's manufacturing and distribution operations at Thornton, Colorado and the integration of those operations into the Company's Piqua, Ohio and Canton, Georgia facilities and closed the Thornton facility. In addition to the integration of Gerry into the Company's operations, the Company completed the reengineering of the Piqua assembly lines to improve productivity and capacity, including the installation of large-piece injection molding equipment. As part of this project, the Company also redesigned the Piqua and Canton warehouses, installed computer-controlled fabric cutting systems in Jasper and centralized the Company's administrative offices in Vandalia, Ohio. As a result of Project Discover, Evenflo believes it is the only major U.S. juvenile products manufacturer with ISO 9000 registration status.

         Evenflo's sourced products are manufactured according to its specifications by third-party manufacturers within the United States and abroad, primarily in China, Thailand, Taiwan, Hong Kong and other Southeast Asian countries. Products representing 27% of Evenflo's net sales in fiscal 1998 were produced by foreign third-party manufacturers and only one supplier accounted for products representing more than 10% of Evenflo's fiscal 1998 and 1999 net sales. For the three months ended December 31, 1998 and twelve months ended December 31, 1999, sales of products which were manufactured in foreign countries represented approximately 41% of the Company's net sales. Lerado China Limited, Hong Kong , China, accounted for products representing approximately 14% and 22% of Evenflo's fiscal 1998 and 1999 net sales respectively. Evenflo continually monitors its sourced products with a staff headquartered in Hong Kong to improve the quality of its sourced products. Evenflo believes it has alternative sources of supply for nearly all of the products currently produced by third-party manufacturers; however, any interruption in the supply of such goods or increase in price or decline in quality could have a material adverse effect on the Company's results of operations.

         The principal raw materials used by Evenflo in the manufacture of its products include various plastic resins, natural and synthetic rubbers, wood, textiles and paper products, all of which are normally readily available. While all raw materials are purchased from outside sources, Evenflo is not dependent upon a single supplier in any of its operations for any material essential to its business or not otherwise commercially available to Evenflo. Evenflo does not anticipate any significant material shortages. Plastic resins prices may fluctuate as a result of changes in natural gas and crude oil prices and the capacity, supply and demand for resins and the petrochemical intermediates from which they are produced.

COMPETITION

         The juvenile product industry is highly competitive and is characterized by frequent introductions of new products, often accompanied by advertising and promotional programs. Evenflo competes with numerous national and international companies which manufacture and distribute infant and juvenile products, a number of which have greater financial and other resources at their disposal. Evenflo's principal competitors include Newell/Rubbermaid Inc.(owner of Century/Graco,) Cosco Division of Doral, First Years, Fisher-Price Division of Mattel, Gerber, Johnson & Johnson, Kolcraft, Playtex and Safety 1st.

         A number of factors affect competition in the juvenile products manufactured and/or sold by the Company, including quality, price competition from competitors and price points parameters established by the Company's customers. Shelf space and the number of points of distribution are key factors in determining retail sales of juvenile care products. A competitor that is able to maintain or increase points of distribution and the amount of retail space allocated to its product may gain a competitive advantage for that product. The allocation of retail points of distribution and shelf space is influenced by many factors, including brand name recognition, quality and price of the product, level of service by the manufacturer and promotions.

         In addition, new product introductions are an important factor in the categories in which the Company's products compete. Other important competitive factors are brand identification, style, design, packaging and the level of service provided to customers. The importance of these competitive factors varies from customer to customer and from product to product. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the current and future competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

PATENTS AND TRADEMARKS

         Evenflo has proprietary rights to a number of trademarks that are important to its business, including EVENFLO, GERRY and SNUGLI. In addition the Company has non-exclusive licenses to use DISNEY BABIES-Registered Trademark- characters on many of its products in the United States and certain international markets, exclusive licenses to use the OSH KOSH B'GOSH-Registered Trademark- brand on car seats, carriers, play yards and strollers in the United States and Canada and a non-exclusive license to the SERTA-Registered Trademark- brand on its juvenile mattresses in the United States.

         The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At December 31, 1999, Evenflo owned 212 U.S. patents, 63 Foreign Patents, and 227 trademarks and had 41 patent applications and 74 trademarks pending at the U.S. Patent and Trademark Office. In addition, the Company also maintains patent protection for certain of its products in other countries and has a number of patent applications pending in foreign countries. In addition to its patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how. The Company believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, the Company vigorously protects its intellectual property rights. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of the Company or of third parties. On April 22, 1998, the Company sued Graco for patent infringement relating to the Company's CARRY RIGHT patent. Graco filed an answer and counterclaim alleging infringement by Evenflo for three different patents relating to stroller technology. In addition, on August 7, 1998, Century filed suit against both Evenflo and Spalding alleging the infringement of two patents relating to the design of the storage compartment and base of certain of the Company's car seats. On May 26, 1999, a Settlement Agreement was executed between and among the Company, Spalding, Grace and Century settling the Company's patent infringement suit. The terms of the Settlement Agreement are confidential. Century's suit that was filed on August 7, 1998 was dismissed with prejudice.

         Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

SEASONALITY

         The Company's business is seasonal based on the juvenile product buying patterns of Evenflo's major customers. For 1999, quarterly net sales as a percentage of total sales were approximately 28%, 21%, 28% and 23%, respectively, for the first through the fourth quarters of the year. The Company's need for cash historically has been greater in its first and second quarters when cash generated from operating activities coupled with drawdowns from bank lines have been invested in receivables and inventories.

EMPLOYEES

         As of December 31, 1999, the Company has 2,275 employees of whom 1,522 were located in the U.S and 753 located in other countries. The Company's success is dependent upon its ability to attract and retain qualified employees.

         At the Company's facilities, approximately 446 of the Company's employees are represented under collective bargaining agreements, which agreements expire from June 2000 through September 2001. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are expected.

ITEM 2.           PROPERTIES

         The Company's manufacturing and distribution facilities and U.S. sales operations are generally located on owned or leased premises. The Company conducts a significant portion of its international sales operations on leased premises, which have remaining terms generally ranging from two to three years. Substantially all leases contain renewal options pursuant to which the Company may extend the lease terms in increments of three to five years. The Company does not anticipate any difficulties in renewing its leases as they expire. The Company believes that its facilities are suitable for their present and intended purposes and are adequate for the Company's current and expected levels of operations. The Company does not believe that the lease of any one facility is material to its business.

         The following table sets forth information as of December 31, 1999 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                                       Owned/           Square
Location                   Description                                 Leased           Footage
---------                 -------------                               --------         ---------
Canton, Georgia            Manufacturing/Warehousing/Office            Owned             380,500
Jasper, Alabama            Manufacturing/Office                        Owned             103,000
Rogers, AR                 Sales Office                                Leased              2,000
Paramus, NJ                Sales Office                                Leased              2,100
Troy, MI                   Sales Office                                Leased              2,200
Minneapolis, MN            Sales Office                                Leased              1,800
Piqua, Ohio                Manufacturing/Warehousing/Office            Owned             347,400
Piqua, Ohio                Warehousing                                 Leased             87,800
Piqua, Ohio                Warehousing                                 Owned             155,000
Sidney, Ohio               Warehousing                                 Leased            110,000
Vandalia, Ohio             Offices                                     Leased             34,210
Suring, Wisconsin          Manufacturing/Warehousing/Office            Owned             139,984
Suring, Wisconsin          Warehousing                                 Leased              3,200
Suring, Wisconsin          Warehousing                                 Leased              7,000
Suring, Wisconsin          Warehousing                                 Leased              3,600
Mexico City, Mexico        Manufacturing/Warehousing/Office            Owned              76,308
Tijuana, Mexico            Manufacturing                               Owned              50,061
Oakville, Ontario, Canada  Warehousing/Office                          Leased             26,780
Pasig City, Philippines    Office                                      Leased              2,422
Kowloon, Hong Kong         Office                                      Leased              1,730
Paris, France              Office                                      Leased                900
Taipei, Taiwan             Office                                      Leased                700
Kuala Lumpur, Malaysia     Office                                      Leased                700


ITEM 3.           LEGAL PROCEEDINGS

PRODUCT REGULATION; PRODUCT RECALLS

         The Company's products are subject to the provisions of the Federal Consumer Product Safety Act; the Federal Hazardous Substances Act, and The Highway Safety Act of 1970 (collectively, the "Safety Acts") and the regulations promulgated thereunder. The Safety Acts authorize the Consumer Product Safety Commission ("CPSC") to protect the public from products which present a substantial risk of injury. The Highway Safety Act of 1970 authorizes the National Highway Traffic Safety Administration (the "NHTSA") to protect the public from risks of injury from motor vehicles and motor vehicle equipment. The CPSC, the NHTSA and the Federal Trade Commission (the "FTC") can initiate litigation requesting that a manufacturer be required to remedy, repurchase or recall articles which fail to comply with federal regulations, which contain a safety related defect or which represent a substantial risk of injury to users. They may also impose fines or penalties on the manufacturer. Similar laws exist in some states and in other countries in which the Company markets its products. Any recall of its products could have a material adverse effect on the Company.

         In January 1999, the Company purchased an insurance policy to cover the costs of recalls and corrective actions. The policy had a premium for calendar 1999 of $500 and a deductible of $500 per occurrence and coverage of up to $10,000 per year.

         On August 20, 1998, Spalding and the Company entered into an Indemnification Agreement (the "Indemnification Agreement") pursuant to which Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Evenflo related matters and the Company agrees to indemnify Spalding for all losses and liabilities of any kind relating to the Evenflo business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998.

         In the past five and one-half years, Evenflo had three product recalls and took twelve corrective actions with respect to recalled and other products. Corrective actions are steps taken by the Company short of a recall which involve delivering instructions or repair kits to consumers in order to assure proper usage and performance of a product. Within the last three years, the Company executed three recalls and took five corrective actions, including: the offer of a repair kit for the ON MY WAY car seat in March 1998 affecting approximately 800,000 units due to the potential slippage of the handle lock when used as a carrier; and the provision of a retrofit plastic reinforcing sleeve for the HAPPY CAMPER play yard in June 1997 affecting approximately 1.2 million units to encourage full rotation of the locking hinge and to prevent breaking or cracking of the plastic hinges. These two corrective actions accounted for 59% of the Company's expenditures for recalls and corrective actions in fiscal 1997 and fiscal 1998. In fiscal 1997 and fiscal 1998, the aggregated cost of recalls and other corrective actions was $4,400 and $5,200, respectively (including costs related to the May 1998 recall of the TWO-IN-ONE booster car seat affecting approximately 32,000 units due to cracking and breakage during testing). In addition, the Company has reannounced its December 1996 corrective action for its HOUDINI play yards affecting approximately 200,000 units, as part of an industry wide corrective action for play yards with protruding rivets. The Company anticipates that this recall will cost approximately $100 in the aggregate. The Company is indemnified by Spalding for the costs of the recall of the HOUDINI play yards under the terms of the Indemnification Agreement. Expenditures during the three months ended December 31, 1998 were less that $100. The Company expects that recalls had an effect on fiscal 1998 net sales but the effect has diminished in calendar 1990. In June of 1999 Evenflo recalled its SMUGLI FRONT AND BACK PACK soft infant carrier affecting approximately 325,000 units due to the potential of an infant slipping through the leg opening. Cost for this campaign is estimated at $800 and cost through the twelve months ended December 31, 1999 was $268. The Company believes it is indemnified by Spalding and Huffy for 61% and 37% of the cost respectively. Expenses relating to all product recalls and corrective actions for the twelve months ended December 31, 1999 were $762 of which $538 for the premium for recall insurance purchased in January 1999. In addition to product recalls and corrective actions required by the CPSC or the NHTSA, Consumers Union, the publisher of CONSUMER REPORTS, and other product evaluation groups conduct product safety testing and publish the results of such evaluations. The results of these reports are widely disseminated and may spur investigations by governmental agencies or result in negative publicity.

         Child safety is the principal factor in the purchase decision for car seats and other juvenile products, as consumers in the highly competitive juvenile products industry are particularly sensitive to safety and quality issues. The Company's reputation for safety and quality is essential to maintain its market share in all of its product categories. Although the Company does not believe that its recent recalls and corrective actions have adversely affected its reputation, recalls and/or corrective actions taken in connection with the Company's products, as well as negative reports by Consumer Union or other adverse media coverage, may adversely affect the reputation of the Company as a manufacturer of high-quality, safe juvenile products and could have a material adverse effect on the Company's results of operations.


PRODUCT LIABILITY LITIGATION

         Due to the nature of the products, the Company has been engaged in, and will continue to be engaged in, the defense of product liability claims related to its products, particularly with respect to juvenile car seats and play yards. Such claims have caused the Company to incur material litigation and insurance expense. From April 1, 1988 to December 31, 1999, approximately 314 product liability claims have been brought against the company, 218 of which related to juvenile car seats.

         Since 1990, out-of-pocket indemnities and expenses (exclusive of payments by insurers and insurance premiums) for car seat claims (including damage awards, settlements, attorneys' fees and other related expenses) have averaged approximately $1,600 per year, when allocated to the policy periods when the related injuries occurred, while the total out-of-pocket indemnities and expenses (exclusive of payments by insurers and insurance premiums) for all product liability claims have averaged approximately $2,000 per year, on a similar basis. From fiscal 1993 through 1999, the Company has incurred average costs for out-of-pocket indemnities and expenses (exclusive of payments by insurers and insurance premiums) for all product liability claims of approximately $2,700 per year when allocated to the policy when the related injuries occurred. The increase in average costs for product liability claims from $2,000 per year for the ten-year average to $2,700 per year for the five-year average is due to an increase in the Company's insurance policy deductibles. Prior to the Transactions, the Company's insurance was purchased on a consolidated basis by

Spalding. Spalding increased the size of its insurance deductibles due to industry wide increases in insurance premiums. As described below, Spalding purchased separate additional indemnity insurance in 1995 to reduce the size of its deductibles. The Company anticipates that it will continue to incur average product liability claims of levels similar to the five-year average for several years.

         Based on its experience with product liability claims, the amount of reserves established for product liability claims against it and the levels of insurance that it maintains, the Company believes that there are no product liability claims pending which, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, due to the inherent uncertainty of litigation, it is possible that the Company may be subject to adverse judgments which, singly or in the aggregate, could be substantial in amount and may not be covered by insurance or reserves. In addition, no assurance can be given that in the future a claim will not be brought against the Company which would have a material adverse effect on the Company. In addition, in any product liability claim, a judgment against the Company may include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. In addition, because there may be a lapse of time between a product recall or corrective action and the filing of lawsuits against the Company relating to alleged defects, the Company may experience, due to the occurrence of a number of recent recalls and corrective actions, an increase in the number of product liability claims in future periods.

         Prior to the Recapitalization, the Company's insurance was purchased on a consolidated basis by Spalding. In fiscal 1998, the cost of such insurance allocated to the Company was $1,300. Spalding product liability insurance coverage has been established on policy years beginning April 1 of each year. Spalding's primary insurance per occurrence deductible for 1998 was $2,000 and the corresponding policy aggregate deductible was $4,500. Spalding purchased separate additional indemnity insurance to effectively reduce the per occurrence deductible from $2,000 to $500 and to reduce the policy aggregate deductible from $4,500 to $3,000. Spalding's lead umbrella insurance carrier provided for $5,000 of insurance coverage above the deductible amount of $2,000 per occurrence and $4,500 in the aggregate. Commencing in 1992, Spalding purchased a total of $75,000 in umbrella coverage for each policy year. The Company believes that, for periods prior to the Recapitalization, its reserve levels for out-of-pocket indemnities and expenses for product liability claims are adequate. The Company currently maintains an insurance program with substantially the same coverage and deductibles at increased premiums.

         The Gerry Acquisition did not impact insurance coverage or materially impact product liability premium costs. The Company is indemnified by Huffy Corporation ("Huffy"), pursuant to the Gerry Acquisition purchase agreement for any liability arising out of claims with respect to products shipped prior to the date of the Gerry Acquisition.


IMPACT OF ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to federal, state, local and non-U.S. environmental laws and regulations that impose limitations on the discharge of pollution into the environment and establish standards for handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and remediation of environmental contamination

(collectively, "Environmental Laws"). Risks of significant costs and liabilities are inherent in the Company's operations and facilities as they are with other companies engaged in like businesses. The Company believes that its operations are in substantial compliance with the terms of all applicable Environmental Laws as currently interpreted.

         While historically the costs of environmental compliance have not had a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company, the Company cannot predict with certainty its future costs of environmental compliance because of continually changing compliance standards and technology. Compliance with such requirements may make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

         The Company has been named as a potentially responsible party ("PRP") with respect to the generation and disposal of hazardous substances at the Miami County Incinerator Site, in Miami County, Ohio (the "Miami Site") and the Mid-State Disposal landfill (the "Mid-State Site") in Marathon County, Wisconsin under the federal "Superfund" statute. Pursuant to various federal, state and local laws and regulations, PRPs can become liable for such costs of removal and/or remediation of those hazardous substances disposed on, or in or about such properties. The liability imposed by the Superfund statute and analogous state statutes generally is joint and several and imposed with out regard to whether the generator knew of, or was responsible for, the presence of such hazardous substances. The Company estimates its liability with respect to the Miami Site is approximately $86 in the aggregate, $55 of which was paid through December 31, 1999, and with respect to the Mid-State Site is $105 in the aggregate, all of which has been paid, based on its share of Environmental Protection Agency estimates of cleanup costs, settlement negotiations and discussions with contractors. However, there can be no assurance that such liabilities will not exceed the estimate. Prior to the consummation of the Transactions, Spalding and its subsidiaries were identified as PRPs at 14 sites, including the Miami Site and Mid-State Site. The Company has been indemnified by Spalding for environmental liabilities unrelated to the business of the Company which might be incurred regarding these sites. The Company does not anticipate that any material expenditures will be required regarding these sites.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a) MARKET INFORMATION

         The Company's Common Stock is privately held and therefore is not traded or listed on any Stock Exchange.

(b) SHAREHOLDER INFORMATION

         Beneficial ownership of 93.4% of the shares of the Class A Common Stock and Cumulative Preferred Stock are owned by KKR 1996 GP LLC and are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. Great Star holds 6.6% of the shares of the Class A Common Stock.

         As of March 28, 2000, there were 10,000,000 shares of Class A Common Stock outstanding and held of record by 2 shareholders and 400,000 shares of non voting Cumulative Preferred Stock outstanding and held of record by one shareholder.

(c) DIVIDENDS

         The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing the Company's bank debt. The Company has not declared or paid cash dividends on its Common or its Cumulative Preferred Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant.

ITEM 6.           SELECTED FINANCIAL DATA


                                                                                                      THREE
                                                                                                     MONTHS
                                                           YEARS ENDED SEPTEMBER 30,                  ENDED     YEAR ENDED
                                              ---------------------------------------------------   DECEMBER     DECEMBER
                                                                                                       31,          31,
       (dollar amounts in thousands)             1995          1996         1997         1998         1998         1999
                                              -----------  ------------  -----------  -----------  -----------  -----------
OPERATING STATEMENT DATA
Net Sales                                        $210,039      $237,165     $296,743     $339,077      $72,552     $335,053
Cost of Sales                                     157,611       178,733      235,925      270,708       66,811      253,680
                                               ----------   -----------   ----------   ----------   ----------    ---------
Gross profit                                       52,428        58,432       60,818       68,369        5,741       81,373

Selling, general and administrative
expenses                                           41,518        42,801       52,232       63,133       16,071       71,693
Allocated Spalding expenses                         2,500         2,500        2,900        2,566            0            0
Restructuring costs                                     0             0        8,371        2,666            0            0
1994 Management Stock Ownership Plan exp              107         2,621            0            0            0            0

                                               ----------   -----------   ----------   ----------   ----------    ---------
Income (loss) from operations                       8,303        10,510       (2,685)           4      (10,330)       9,680
Interest expense, net                               4,273         4,128        7,243       11,458        4,220       16,696
Currency (gain) loss, net                             833           204           47        1,076         (251)        (357)

                                               ----------   -----------   ----------   ----------   ----------    ---------
Earnings (loss) before income taxes and

extraordinary loss                                  3,197         6,178       (9,975)     (12,530)     (14,299)      (6,659)
Income taxes (benefit)                              1,052         3,197       (4,364)      (4,171)      (5,413)      (2,329)

                                               ----------   -----------   ----------   ----------   ----------    ---------
Earnings (loss) before extraordinary loss           2,145         2,981       (5,611)      (8,359)      (8,886)      (4,330)
Extraordinary (loss) on early
extinguishment of debt, net of tax benefit
of $360 and $696                                        0          (560)           0       (1,304)           0            0

                                               ----------   -----------   ----------   ----------   ----------    ---------
Net earnings (loss)                                $2,145        $2,421      $(5,611)     $(9,663)     $(8,886)     $(4,330)
                                                   ======        ======      ========     ========     ========    ========

                                              -----------  ------------  -----------  -----------  -----------  -----------

OTHER DATA
EBITDA and Adjusted EBITDA:
  Net earnings (loss)                              $2,145        $2,421      $(5,611)     $(9,663)     $(8,886)   $  (4,330)
  Income taxes (benefit)                            1,052         3,197       (4,364)      (4,171)      (5,413)      (2,329)
  Interest expense                                  4,273         4,128        7,243       11,458        4,220       16,696
  Depreciation and amortization                     5,518         6,502        9,313       13,869        3,568       16,034
  Restructuring costs                                   0             0        8,371        2,666            0            0
  Extraordinary loss                                    0           560            0        1,304            0            0

                                               ----------   -----------   ----------   ----------   ----------    ---------
    EBITDA                                         12,988        16,808       14,952       15,463        (6511)      26,071
  Unusual costs                                         0         3,642        9,758        5,194        7,883            0

                                               ----------   -----------   ----------   ----------   ----------    ---------
    Adjusted EBITDA                               $12,988       $20,450      $24,710      $20,657      $ 1,372    $  26,071
                                                  =======       =======      =======      =======      =======    =========

Statements of cash flows:
  Operating activities                             $1,419       $24,287        $(942)     $(6,789)     $(8,345)    $   (486)
  Investing activities                             (6,531)       (9,740)     (89,579)     (18,118)      (2,400)     (13,301)
  Financing activities                              5,613       (12,244)      87,312       30,513        7,800       12,700

BALANCE SHEET DATA
Working Capital                                  $ 31,750      $ 21,819     $ 52,226      $64,202     $ 60,823     $ 66,293
Total assets                                      155,496       177,391      255,205      285,361      275,864      276,623
Total debt                                         32,000        43,000       95,966      110,000      117,800      130,500
Shareholder's equity                               66,858        61,825       63,719       74,447       64,386       60,176


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 ("1999 TWELVE MONTHS") COMPARED TO THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 TWELVE MONTHS").

         NET SALES. The Company's 1999 twelve months net sales of $335,053 compare to $339,077 in the 1998 twelve months, a decrease of $4,024 or 1.2%. U.S. net sales, including export sales, of $292,642 for the 1999 twelve months declined $11,531 or 3.8% from the 1998 twelve months of $304,173. U.S. sales declined due primarily to a reduction in sales of juvenile car seats due to strong competitive pressures. International net sales increased 21.5% to $ 42,411 in the 1999 twelve months, from $34,904 for the 1998 twelve months. International net sales increased principally due to increased sales in Mexico, Asia and Europe, partially offset by lower net sales in Canada.

         GROSS PROFIT. The Company's gross profit increased to $81,373 in the 1999 twelve months from $68,369 in the 1998 twelve months. As a percentage of net sales, gross profit increased to 24.3% in the 1999 twelve months from 20.2% in the 1998 twelve months. The increase was due to (i) improved operating margins resulting from improved manufacturing efficiencies, (ii) favorable purchase prices and volume rebates from major suppliers, and (iii) increased overhead absorption.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the 1999 twelve months SG&A expenses were $71,693, an increase of $8,560 or 13.6% over the $63,133 reported for the 1998 twelve months. The 1999 twelve months increase was due to (i) increased outside services to aid in the re-engineering of certain business processes, (ii) increased expense associated with expanding international operations, (iii) higher customer marketing promotional costs, implementation of customer business teams, (iv) additional recruitment expenses, (v) new product engineering and design.

         RESTRUCTURING COSTS. In the 1999 twelve months the Company incurred no restructuring expense. In the 1998 twelve months the Company incurred $2,666 of restructuring costs to relocate the Gerry Baby Products', Thornton, Colorado administrative and manufacturing operations to the Company's Piqua, Ohio, and Canton, Georgia plants.

         INTEREST EXPENSE. Interest expense increased to $16,696 in the 1999 twelve months from $11,458 in the 1998 twelve months. The increase for the 1999 twelve months over the respective period last year was due to (i) the issuance of the $110,000, 11.75% Senior Notes due 2006, which bear a higher interest rate than the debt refinanced, (ii) an increased amount outstanding under our revolving credit facility, and (iii) higher short term interest rates.

         CURRENCY (GAIN) LOSS. The $357 currency gain in the 1999 twelve months compares to a $1,076 loss for the 1998 twelve months. The currency improvement for 1999 twelve months over the 1998 twelve months is due primarily to the currency effect of a U.S. dollar denominated note payable of non-U.S. subsidiaries and the translation of our Mexican subsidiary's operating results into U.S. dollars.

         INCOME TAXES (BENEFIT). The Company recorded a $2,329 tax benefit in the 1999 twelve months associated with the loss from U.S. operations, which is offset in part by income from international operations. During the 1998 twelve months, the Company recorded a $4,171 benefit associated with the loss from U.S. operations and included a benefit from the allocation of administrative expense from Spalding.

THREE MONTHS ENDED DECEMBER 31, 1998 ("1998 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 THREE MONTHS")

         NET SALES. The Company's net sales increased to $72,552 for the 1998 three months from $69,650 for the 1997 three months, an increase of $2,902 or 4.2%. The net sales increase was principally due to (i) increased distribution of the convenience stroller line and travel systems due to an expanded product line following the Gerry Acquisition and (ii) increased net sales of play yards due to the introduction of the PLAY CRIB during 1998, partially offset by (i) the discontinuance of certain Gerry booster car seats and high chairs and (ii) the reduction in sales of convertible car seats and activity centers due to competition from new entries.

         GROSS PROFIT. The Company's gross profit decreased to $5,741 in the 1998 three months from $11,580 in the 1997 three months, a decrease of $5,839. The Company's gross margin decreased to 7.9% in the 1998 three months from 16.6% in the 1997 three months, due principally to a $7,883 inventory write-down resulting from a decision to discontinue certain products due to the SKU Rationalization. Without this write-down the Company's gross margin would have increased to 18.8% in the 1998 three months from 16.6% in the 1997 three months, due principally to (i) the Gerry integration, (ii) a reduction in some material prices and (iii) improved manufacturing costs due to Project Discover.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $16,071 in the 1998 three months from $13,203 in the 1997 three months. As a percentage of net sales, SG&A expenses increased to 22.1% in the 1998 three months from 18.9% in the 1997 three months. The Company's $2,868 increase in SG&A expenses was principally due to (i) a $1,200 royalty income settlement on play yards and strollers that offset SG&A expenses in 1997 and was not repeated in 1998, (ii) $700 in corporate administrative expenses previously allocated from Spalding and included as a separate line item in 1997, (iii) increased outside services to aid in re-engineering processes and (iv) a $300 increase in product liability expense. A decrease in expense of $400 resulted from lower product safety campaign expenses.

         RESTRUCTURING COSTS. In the 1998 three months and the 1997 three months, the Company incurred no expenses and $60, respectively.

         INTEREST EXPENSE. Interest expense increased to $4,220 in the 1998 three months from $2,494 in the 1997 three months. The increase was due primarily to the issuance of the Notes.

         CURRENCY (GAIN) LOSS. The currency gain of $251 in the 1998 three months compares to the currency loss of $77 in the 1997 three months.

YEAR ENDED SEPTEMBER 30, 1998 ("FISCAL 1998") COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997 ("FISCAL 1997").

         NET SALES. The Company's net sales increased to $339,077 for fiscal 1998 from $296,743 for fiscal 1997, an increase of $42,334 or 14.3%. The net sales increase was principally due to the inclusion of Gerry net sales in fiscal 1998 compared to the inclusion of Gerry net sales for approximately five months in 1997 as a result of the April 1997 acquisition of Gerry. The increase in net sales was partially offset by (i) lower net sales of play yards due to the expiration of a patent license for the manufacture of play yards and a nine-month delay in introducing the PLAY CRIB, the Company's newest entrant in the play yard product category, which began to be shipped to retailers in February 1998, (ii) the discontinuance of certain Gerry products that did not fit with the Company's product line strategies, (iii) the withdrawal of certain Gerry products from the marketplace to re-engineer such products to meet Evenflo's standards, (iv) the effect of certain product safety campaigns and
(v) increased levels of returns of breast pumps, monitors and strollers.

         GROSS PROFIT. The Company's gross profit increased to $68,369 in fiscal 1998 from $60,818 in fiscal 1997, an increase of $7,551 or 12.5%. However, the Company's gross margin decreased to 20.2% in fiscal 1998 from 20.5% in fiscal 1997 principally due to (i) the addition of lower margin products such as gates, booster car seats, bath products, monitors and toilet trainers acquired in the Gerry Acquisition, (ii) the impact of the factors associated with integration of Gerry into the Company, partially offset by operating efficiencies attributable to Project Discover, (iii) an increased level of returns of breast pumps, monitors and strollers, (iv) an increase in distribution costs, (v) a less favorable international sales mix due to the strength of the U.S. dollar versus certain international currencies and (vi) a less favorable margin in international markets due to increased costs without a corresponding price increase.

         SG&A EXPENSE. The Company's expenses increased to $63,133 in fiscal 1998 from $52,232 in fiscal 1997. As a percentage of net sales, SG&A expenses increased to 18.6% in fiscal 1998 from 17.6% in fiscal 1997. The Company's $10,901 increase in SG&A expenses was principally due to (i) an increased number of selling and administrative personnel during the Gerry integration,
(ii) $1,700 in increased product development and engineering costs relating to a number of the Company's product lines, (iii) $800 for higher safety campaign and corrective action costs relating to the HAPPY CAMPER play yard, the ON MY WAY infant car seat, the TWO-IN-ONE booster car seat and the Canadian ULTARA car seat, (iv) higher advertising and promotional costs, (v) higher product liability expenses of $2,700 and (vi) $4,000 in transaction related expenses including legal fees, accounting fees and other charges, partially offset by
(i) reduced sales commissions of $1,300, (ii) $1,200 of royalty income settlements on play yards and strollers and (iii) lower costs from the elimination of certain redundant functions as part of the Gerry integration.

         RESTRUCTURING COSTS. In fiscal 1998 and fiscal 1997, the Company incurred $2,666, and $8,371, respectively, of restructuring costs to relocate the Gerry Colorado administrative and manufacturing operations to Evenflo's Ohio and Georgia locations.

         ALLOCATED SPALDING EXPENSES. In fiscal 1998, allocated Spalding expenses were $2,566, compared to $2,900 in fiscal 1997.

         INTEREST EXPENSE. Interest expenses increased to $11,458 in fiscal 1998 from $7,243 in fiscal 1997, an increase of $4,215. The increase was primarily due to the Company's issuance of a $49,120 note to Spalding as a result of the Gerry Acquisition.

         CURRENCY LOSS. The currency loss of $1,076 was $1,029 higher in fiscal 1998 than in fiscal 1997.

         INCOME TAXES. Evenflo had a tax benefit of $4,171 for fiscal 1998, which represents an effective tax rate of 33% in relation to a loss before income taxes of $12,530. The effective tax rate for fiscal 1997 was 44%.

         EXTRAORDINARY LOSS. The extraordinary loss on early extinguishment of debt relates to a $2,000 pre-tax (and $1,304 after-tax) write-off of unamortized deferred financing costs related to certain Spalding bank borrowings as allocated to the Company by Spalding.

         NET LOSS. The Company had a net loss of $9,663 for fiscal 1998 compared to a net loss of $5,611 for fiscal 1997. The $4,052 decrease in earnings was the result of a $4,215 higher interest expense, $1,029 higher currency loss, $1,304 extraordinary loss, and a $193 lower income tax benefit, offset by a $2,689 increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash balances, cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic investments. At December 31, 1999, the Company had $3,110 of cash, compared to $4,197 at December 31, 1998. The revolving credit facility subjects the Company to certain restrictions and covenants related to, among other things, minimum interest coverage, maximum leverage ratio restrictions on capital expenditures, and no dividend payments. At December 31, 1999, the Company had $20,500 in borrowings outstanding under the revolving credit facility and utilized $31,489 for banker's acceptances and letters of credit. The Company had $48,011 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 liquidation preference of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. For the twelve-months ended December 31, 1999, the dividend rate on the Cumulative Preferred Stock was approximately 14%.

         The Company anticipates cash outlays of approximately $13,500 during 2000 for capital expenditures for new products, cost reduction and replacement of assets, which it expects to be paid out of existing cash balances, cash generated from operations and borrowings.

         The Company currently believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, and cash on hand will be sufficient to fund the Company's currently anticipated working capital, capital expenditures, interest payments and other liquidity needs for the Company's 2000 year. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, meet the Company's increasingly restrictive debt covenants make necessary capital expenditures or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurances that any such refinancings would be possible or that any such sales of assets or additional financing could be achieved on terms reasonably favorable to the Company.

CASH FLOWS

         1999 TWELVE MONTHS COMPARED TO THE 1998 TWELVE MONTHS. For the 1999 twelve months, the Company used $486 in cash for operating activities, and invested $13,301 in capital expenditures. In addition, the Company borrowed $12,700 under the revolving credit facility.

         During the 1998 twelve months the Company used $6,789 in operating activities. The $6,303 improvement in cash provided by operations for the 1999 twelve months compared to the 1998 twelve months was primarily due to improved earnings and changes in working capital components.

         Capital expenditures of $13,301 during the 1999 twelve months relate primarily to U.S. and international information system upgrades.

         1998 THREE MONTHS COMPARED TO 1997 THREE MONTHS. For the 1998 three months, the company used $10,745 in cash before financing activities to fund $8,345 in operating activities and invest $2,400 in capital expenditures. Cash used in operating activities and investing activities in the 1998 three months was funded from $7,800 of financing activities, resulting in a $2,945 decrease in cash.

         Net cash flow used in operating activities in the 1998 three months was $8,345 compared to $5,936 in the 1997 three months. The $2,409 higher use of cash for operating activities when compared to the 1997 three months was due to a $5,187 decrease in net earnings, a $3,400 decrease in deferred taxes and other non-cash items, and a $660 increase in the use of cash for working capital. The source of cash from working capital in the 1998 three months was unfavorable as compared to 1997 due to a $400 increase in current liabilities and other items and a $5,157 increase in inventories, partially offset by a $4,209 decrease in receivables.

         FISCAL 1998 COMPARED TO FISCAL 1997. For fiscal 1998, the Company used $24,907 in cash before financing activities to fund $6,789 in operating activities and invest $18,118 in capital expenditures. Cash used in operating and investing activities in fiscal 1998 was funded from $30,513 of financing activities, resulting in a $5,606 increase in cash.

         Net cash flow used in operating activities in fiscal 1998 was $6,789 compared to $942 for fiscal 1997. The $5,847 higher use of cash for operating activities when compared to fiscal 1997 was due to a $4,052 decrease in net earnings, a $2,372 increase in the use of cash for working capital and a $1,080 increase in deferred taxes and other non-cash items, partially offset by $4,556 higher depreciation and amortization and a $2,000 extraordinary loss due to the early extinguishment of debt. The use of cash for working capital in fiscal 1998 was unfavorable as compared to fiscal 1997 due to a $20,770 increase in the use of cash for receivables and a $1,595 decrease in cash provided from current liabilities and other items, partially offset by a $18,398 decrease in the use of cash for inventories.

         Capital expenditures were $18,118 for fiscal 1998 compared to $20,927 in fiscal 1997. Capital expenditures for fiscal 1998 were $2,809 lower than fiscal 1997, with the Company investing $600 to complete Project Discovery, $7,300 to complete the expansion of its warehousing and shipping facilities in Piqua, Ohio and Canton, Georgia in order to improve efficiency and accommodate the consolidation of Gerry's Colorado operations and $3,600 on computer hardware and software to unify and upgrade its management information systems to achieve Year 2000 compliance. The Company also incurred $6,600 in other capital expenditures for fiscal 1998.

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

         The Company's Adjusted EBITDA increased from $20,657 in the 1998 twelve months, to $26,071 in the 1999 twelve months, as indicated in the table in Item 6.

YEAR 2000 COMPLIANCE

         During 1998 and 1999 twelve months, the Company made capital investments of approximately $11,563 to unify and upgrade the Company's information systems, to improve the company's electronic data interchange ("EDI") capabilities and to resolve the Company's Year 2000 compliance issues. The upgrades required for Year 2000 compliance to the primary, mission critical system were completed in June 1999. Certain ancillary, non-critical systems were upgraded to Year 2000 readiness prior to December 31,1999. To date, the Company has assessed 100% of its systems and has identified a few minor Year 2000 problems that were corrected in early January 2000.

         All costs associated with Year 2000 compliance are expensed as incurred, other than acquisition of new software or hardware, which will be capitalized. During the 1999 twelve months the Company capitalized $6,819 and expensed $149.

         The Company's significant suppliers, customers and third party service providers have, to date, experienced few problems with Year 2000 readiness. However, the Company is currently unable to forecast with certainty the magnitude of the operational or financial impact on the Company of any lingering Year 2000 compliance issues with its suppliers, customers, or third party service providers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         The Company is exposed to market risks associated primarily to changes in foreign currency exchange rates and changes in interest rates.

CURRENCY RISK

         The Company conducts business in all parts of the world. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar will result in the Company's products and services being more expensive to a potential foreign buyer, and in those instances where the Company's goods and services have already been sold, will result in the receivables being more difficult to collect. The Company does also enter into revenue contracts that are denominated in the currency of the country in which it has substantial operations, principally Canada, Mexico and the Philippines. This practice serves as a natural hedge to finance the expenses incurred in those locations.

         The Company purchases significant amounts of product from China. Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar. In addition, the Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,100, $800 and $1,500 based on intercompany balances as of September 30, 1998, December 31, 1998 and 1999 respectively.

         In the 1998 twelve months and the 1999 twelve months, approximately 10% and 13%, respectively, of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company has not entered into, nor does it currently anticipate entering into, any foreign currency hedging transactions.

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

         The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                                     27

Consolidated Statements of Operations for the Years Ended September 30, 1997 and
         1998, for the Three Months Ended December 31, 1998 and for the
         Year Ended December 31, 1999                                                            28

Consolidated Balance Sheets as of December 31, 1998 and 1999                                     29

Consolidated Statements of Cash Flows for the Years Ended September 30, 1997 and
         1998, for the Three Months Ended December 31, 1998 and for the
         Year Ended December 31, 1999                                                            30

Consolidated Statements of Shareholders' Equity for the Years Ended
         September 30, 1997 and 1998, for the Three Months Ended
         December 31, 1998 and for the Year Ended December 31, 1999                              31


Notes to Consolidated Financial Statements                                                       32 - 50


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Evenflo Company, Inc.:

We have audited the accompanying consolidated balance sheets of Evenflo Company, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 1997 and 1998, for the three-month period ended December 31, 1998 and for the year ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evenflo Company, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1998, for the three-month period ended December 31, 1998 and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP


Dayton, Ohio
February 18, 2000

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998, FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                    THREE MONTHS
                                                                               YEAR ENDED               ENDED       YEAR ENDED
                                                                              SEPTEMBER 30,          DECEMBER 31,   DECEMBER 31,
                                                                          ----------------------    -------------   ------------
                                                                             1997          1998          1998         1999

NET SALES                                                                 $296,743      $339,077       $72,552      $335,053
Cost of sales                                                              235,925       270,708        66,811       253,680
                                                                          ---------      --------      --------      --------

GROSS PROFIT                                                                60,818        68,369         5,741        81,373
Selling, general and administrative expenses                                52,232        63,133        16,071        71,693
Allocated Spalding expenses                                                  2,900         2,566             0             0
Restructuring costs                                                          8,371         2,666             0             0
                                                                          ---------      --------      --------      --------

INCOME (LOSS) FROM OPERATIONS                                               (2,685)            4       (10,330)        9,680
Interest expense, net                                                        7,243        11,458         4,220        16,696
Currency (gain) loss, net                                                       47         1,076          (251)         (357)
                                                                          ---------      --------      --------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                                                    (9,975)      (12,530)      (14,299)       (6,659)
Income taxes (benefit)                                                      (4,364)       (4,171)       (5,413)       (2,329)
                                                                          ---------      --------      --------      ---------

EARNINGS (LOSS) BEFORE EXTRAORDINARY
   LOSS                                                                     (5,611)       (8,359)       (8,886)       (4,330)
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $696                                        0        (1,304)            0             0
                                                                          ---------      --------      --------      ---------

NET EARNINGS (LOSS)                                                        $(5,611)      $(9,663)      $(8,886)      $(4,330)
                                                                          =========      ========      ========      =========


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1999
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                                          DECEMBER 31,
                                                                                               ---------------------------------
ASSETS                                                                                                1998           1999
Current assets:
  Cash                                                                                                $   4,197      $   3,110
  Receivables, less allowance of $1,177 and $1,050                                                       79,605         70,772
  Inventories                                                                                            52,542         63,896
  Deferred income taxes                                                                                  11,808          8,066
  Other                                                                                                   1,308            654
                                                                                                      ---------      ---------

          Total current assets                                                                          149,460        146,498

Property, plant and equipment, net                                                                       64,881         64,423
Intangible assets, net                                                                                   46,329         44,779
Deferred financing costs                                                                                  5,715          4,965
Deferred income taxes                                                                                     7,660         14,429
Other                                                                                                     1,819          1,529
                                                                                                      ---------      ---------
          Total assets                                                                                $ 275,864      $ 276,623
                                                                                                      =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bankers acceptances and letters of credit                                                           $  19,725      $  18,431
  Accounts payable                                                                                       32,260         29,706
  Accrued expenses                                                                                       36,652         32,068
                                                                                                      ---------      ---------

          Total current liabilities                                                                      88,637         80,205


Senior notes due 2006                                                                                   110,000        110,000
Revolving Credit Facility                                                                                 7,800         20,500
Pension                                                                                                   3,658          4,238
Postretirement benefits                                                                                   1,383          1,504
                                                                                                      ---------      ---------

          Total liabilities                                                                             211,478        216,447
                                                                                                      ---------      ---------

Commitments and Contingencies (Notes M and O)
Shareholders' equity:
  Preferred stock - $.01 par value, 10,000,000 shares authorized; 400,000 shares outstanding
    (liquidation value of $40,000)                                                                       40,000         40,000
Common stock:
  Class A -$1 par value, 20,000,000 shares authorized; 10,000,000 shares outstanding                     10,000         10,000
  Class B - $1 par value, 5,000,000 shares authorized; none outstanding                                       0              0
  Paid-in capital                                                                                        61,387         61,387
  Retained earnings (deficit)                                                                           (42,831)       (47,161)
  Accumulated other comprehensive earnings (loss) - currency translation adjustments                     (4,170)        (4,050)
                                                                                                      ---------      ---------

          Total shareholders' equity                                                                     64,386         60,176
                                                                                                      ---------      ---------

          Total liabilities and shareholders' equity                                                  $ 275,864      $ 276,623
                                                                                                      =========      =========

See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998, FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE YEAR ENDED
DECEMBER 31, 1999 (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                 THREE
                                                                      YEAR ENDED              MONTHS ENDED   YEAR ENDED
                                                                     SEPTEMBER 30,             DECEMBER 31,  DECEMBER 31,
                                                              ----------------------------   --------------  ------------

INCREASE (DECREASE) IN CASH                                         1997          1998            1998           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                           $  (5,611)     $  (9,663)     $  (8,886)     $  (4,330)
  Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities:
    Non-cash writedown of inventories                               3,100              0          7,883              0
    Depreciation                                                    8,207         12,341          3,180         13,628
    Intangibles amortization                                        1,106          1,528            388          1,550
    Deferred income taxes                                          (4,093)        (5,181)        (4,113)        (3,027)
    Deferred financing cost amortization                              400            196            189            750
    Extraordinary loss on early extinguishment of debt                  0          2,000              0              0
    Other                                                             460            468            163            701
    Changes in working capital components:
      Receivables                                                     (37)       (20,807)         8,907          8,833
      Inventories                                                 (10,809)         7,589         (7,293)       (11,354)
      Current liabilities                                           8,556          5,389         (7,812)        (8,432)
      Other                                                        (2,221)          (649)          (951)         1,195
                                                                ---------      ---------      ---------      ---------

          Net cash flows used in operating activities                (942)        (6,789)        (8,345)          (486)
                                                                ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (20,927)       (18,118)        (2,400)       (13,301)
  Payment to purchase net assets of Gerry Baby Products           (68,652)             0              0              0
                                                                ---------      ---------      ---------      ---------

          Net cash flows used in investing activities             (89,579)       (18,118)        (2,400)       (13,301)
                                                                ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Senior Notes due 2006                       0        110,000              0              0
  Borrowings from Revolving Credit Facility                             0         10,000          7,800         12,700
  Repayment of intercompany indebtedness to Spalding                    0       (110,000)             0              0
  Deferred financing costs                                              0         (6,000)             0              0
  Repayment of Revolving Credit Facility                                0        (10,000)             0              0
  Note payable to Spalding                                         49,120              0              0              0
  Repayments of non-U.S. debt                                        (204)             0              0              0
  Net change in long-term Spalding receivable/payable              30,524         41,033              0              0
  Net cash transfers from (to) Spalding                             8,239         (4,520)             0              0
  Dividend to Spalding                                               (367)             0              0              0
                                                                ---------      ---------      ---------      ---------

          Net cash flows provided by financing activities          87,312         30,513          7,800         12,700
                                                                ---------      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                    (3,209)         5,606         (2,945)        (1,087)

CASH :
  Beginning of period                                               4,745          1,536          7,142          4,197
                                                                ---------      ---------      ---------      ---------
  End of period                                                 $   1,536      $   7,142      $   4,197      $   3,110
                                                                =========      =========      =========      =========

SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                                 $   6,763      $   9,824      $     942      $  16,344
  Income taxes paid (refunded)                                       (266)          (453)          (225)           698
  Issuance of preferred stock                                           0         40,000              0              0
  Additional capital contribution by Spalding resulting
    from forgiveness of intercompany indebtedness                       0         26,999              0              0
  Reduction of intercompany indebtedness                                0        (43,059)             0              0
  Reduction of deferred tax asset due to IRS settlement                 0            368              0              0
  Allocation of portion of Spalding debt                                0         16,000              0              0
  Allocation of Spalding deferred financing costs                       0            100              0              0


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998, FOR THE THREE MONTHS
ENDED DECEMBER 31, 1998 AND FOR THE YEAR
ENDED DECEMBER 31, 1999 (DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                               ACCUMULATED
                                                                                  RETAINED        OTHER           COMPREHENSIVE
                                      PREFERRED      COMMON        PAID-IN        EARNINGS     COMPREHENSIVE        EARNINGS
                                        STOCK         STOCK        CAPITAL       (DEFICIT)     EARNINGS (LOSS)       (LOSS)
                                     -----------    --------      ---------     -----------   -----------------   --------------
BALANCE - SEPTEMBER 30, 1996           $      0     $      2     $ 80,667        $(17,936)      $   (908)

  Net earnings (loss)                         0            0            0          (5,611)             0           $ (5,611)
  Net cash transfers from Spalding            0            0        8,239               0              0                  0
  Currency translation adjustments            0            0            0               0           (367)              (367)
  Dividend to Spalding                        0            0            0            (367)             0                  0
                                        --------     --------     --------        --------       --------           ---------

BALANCE - SEPTEMBER 30, 1997                  0            2       88,906         (23,914)        (1,275)          $ (5,978)
                                                                                                                   =========

  Net earnings (loss)                         0            0            0          (9,663)             0           $ (9,663)
  Common stock split                          0        9,998       (9,998)              0              0                  0
  Issuance of preferred stock            40,000            0      (40,000)              0              0                  0
  Additional capital contribution by
    Spalding                                  0            0       26,999               0              0                  0
  Deferred tax adjustment on acquired
    trademarks                                0            0            0            (368)             0                  0
  Net cash transfers to Spalding              0            0       (4,520)              0              0                  0
  Currency translation adjustments            0            0            0               0         (1,720)            (1,720)
                                        --------     --------     --------        --------       --------           ---------

BALANCE - SEPTEMBER 30, 1998             40,000       10,000       61,387         (33,945)        (2,995)          $(11,383)
                                                                                                                   =========

  Net earnings (loss)                         0            0            0          (8,886)             0           $ (8,886)
  Currency translation adjustments            0            0            0               0         (1,175)            (1,175)
                                        --------     --------     --------        --------       --------           ---------

BALANCE - DECEMBER 31, 1998              40,000       10,000       61,387         (42,831)        (4,170)          $(10,061)
                                                                                                                   =========

  Net earnings (loss)                         0            0            0          (4,330)             0           $ (4,330)
  Currency translation adjustments            0            0            0               0            120                120
                                        --------     --------     --------        --------       --------           ---------

BALANCE - DECEMBER 31, 1999            $ 40,000     $ 10,000     $ 61,387        $(47,161)      $ (4,050)          $ (4,210)
                                       ========     ========     ========        =========      =========          =========


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998, FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


A.    ORGANIZATION

      ORGANIZATION AND OPERATION - The accompanying consolidated financial statements include the accounts of Evenflo Company, Inc. and its wholly-owned subsidiaries (the "Company"). The Company manufactures and markets, under the Evenflo, Gerry and Snugli trade names, specialty juvenile products, including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development items, baby bath, health and safety items, monitors and baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses. The Company sells its products in the United States and other countries.

      On May 20, 1998, Spalding Holdings Corporation ("Spalding") initiated a reorganization (the "Reorganization") by realigning the ownership structure of all of the entities included in the business segment known as Evenflo (the "Evenflo Segment"). Prior to that date, the Evenflo Segment consisted of the combined financial statements of Evenflo Company, Inc., a wholly-owned subsidiary of Spalding, and the other wholly-owned Spalding subsidiaries and divisions of subsidiaries that either sold infant and juvenile products or that held the patents and trademarks for those products. In the Reorganization, Spalding contributed its ownership investments in these other subsidiaries and divisions of subsidiaries to Evenflo Company, Inc. As a result, Evenflo Company, Inc. became the parent company of all the other entities included in the Evenflo Segment. The realignment of these subsidiaries and divisions of subsidiaries was accounted for as a reorganization of companies under the common control of Spalding in a manner similar to a pooling of interests. Accordingly, the financial statement accounts of Evenflo Company, Inc. and subsidiaries were transferred by Spalding to the Company at Spalding's historical cost.

      Prior to August 20, 1998, the Company was a wholly-owned subsidiary of Spalding and was included in the consolidated financial statements of Spalding. On August 20, 1998, Spalding completed the recapitalization of the Company (the "Recapitalization") in which it became a stand-alone company. On that date, Spalding sold a 51% ownership interest (5,100,000 shares) in the common stock of the Company to KKR 1996 Fund L.P. ("KKR 1996 Fund"), a Spalding shareholder, for a purchase price of $25,500, and a 6.6% ownership interest (660,000 shares) in the common stock of the Company to Great Star Corporation, an affiliate of Abarco N.V. ("Abarco"), another Spalding shareholder, for a purchase price of $3,300. In addition KKR 1996 Fund purchased Spalding's investment (400,000 shares) in the Company's Cumulative Preferred Stock for a purchase price of $40,000. Such preferred stock, having a face value of $40,000 and an initial dividend rate of 14%, had been issued to Spalding for no consideration prior to the Reorganization. Spalding retained a 42.4% ownership interest (4,240,000 shares) in the outstanding common stock of the Company. Since these transactions occurred between existing Spalding shareholders, the transactions did not affect the consolidated financial statements of the Company.

      Also on August 20, 1998, as part of the Recapitalization, the Company issued and sold $110,000 aggregate principal amount of senior notes in a private offering and entered into a $100,000 revolving credit facility with a syndicate of banks and other financial institutions, of which the Company borrowed $10,000. The Company used the proceeds of $120,000 to repay intercompany indebtedness to Spalding of $110,000 and to pay transaction fees and expenses of $10,000, of which $6,000 related to the debt issues has been recorded as deferred financing costs and $4,000 related to other professional services in the Recapitalization has been expensed. The Company's intercompany payables to Spalding were $136,999 as of August 20, 1998, which included the long-term debt payable to Spalding. On that date Spalding made a contribution of capital to the Company in the amount of $26,999, the amount of the Company's intercompany payables in excess of the $110,000 repayment.

      The Recapitalization and relating financings and transactions have been accounted for as a recapitalization. Accordingly, the historical carrying values of the Company's assets and liabilities have not been impacted by such transactions.

      In December 1999, KKR 1996 Fund purchased Spalding's remaining 42.4% common stock interest.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Evenflo Company, Inc. and its subsidiaries. All significant accounts and transactions between the consolidated entities have been eliminated in consolidation.

      CHANGE IN FISCAL YEAR - In 1998, the Company changed its fiscal year end from September 30 to December 31. See Note Q for unaudited interim financial information for the three months ended December 31, 1997.

      TRANSACTIONS WITH SPALDING - The Company was included in Spalding's U.S. cash management system through August 20, 1998. The Company maintained separate lockbox cash collection accounts and cash disbursement accounts. Each business day cash was transferred to the Company's cash accounts from the collection accounts to cover disbursements. If there was a shortfall after such transfer, Spalding advanced sufficient cash to cover the shortfall. If there was excess cash, Spalding used the cash to cover Spalding's disbursement needs or pay down Spalding debt. Spalding maintained credit facilities to be used for the working capital needs of its various operations including the Company. Interest was neither credited for the benefit of positive cash flow nor charged for cash requirements. The net cash transfers were treated as receivables and payables with Spalding.

      Certain Spalding administrative expenses through August 20, 1998, have been allocated to the Company to reflect assistance provided in the areas of accounting, auditing, employee relations, insurance, legal, planning, tax and treasury. These allocations considered the Company's proportionate size as indicated by net sales. In addition, Spalding allocated out-of-pocket expenses relating to acquisition activity incurred by Spalding on behalf of the Company. The Spalding expense allocation was recorded as a charge to operations with a corresponding increase to the payable to Spalding. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs of such services had they been performed by the Company.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The fair value of the senior notes at December 31, 1998 and 1999 was $113,300 and $108,350, respectively. The carrying amount of the bankers' acceptances and letters of credit and revolving credit facility are reasonable estimates of their fair values.

      INVENTORIES - Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

      PROPERTY, PLANT AND EQUIPMENT - These assets are stated at cost and are depreciated principally using the straight-line method over estimated useful lives which range from 3 to 20 years. Assets that become fully depreciated are removed from the asset and related accumulated depreciation accounts when they are removed from service.

      INTANGIBLE ASSETS - Intangible assets are amortized on the straight-line basis. The amortization period for trademarks and goodwill is 40 years and for non-compete agreements is 10 years, the lives of the agreements.

      IMPAIRMENT OF LONG-LIVED ASSETS - The carrying values of goodwill and other long-lived assets are reviewed if the facts and circumstances indicate potential impairment of their carrying values. The Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of the impaired assets.

      INCOME TAXES - Through August 20, 1998, Spalding and its United States subsidiaries, including the Company, were parties to a tax sharing agreement which provided that each member of the consolidated return group shall pay its share of the consolidated tax liability based on the ratio of its separate liability to the aggregate separate liabilities of all group members.

      PRODUCT RECALLS AND SAFETY CAMPAIGNS - At the time a product recall or a safety campaign becomes probable, the Company accrues the estimated recall costs using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES, and charges those costs to operations.

      STOCK OPTIONS - The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

      REVENUE RECOGNITION - The Company recognizes revenue from product sales when the goods are shipped and title passes to the customer.

      ADVERTISING - Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $17,239, $18,735, $5,142 and $20,027 in the years ended
      September 30, 1997 and 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, respectively.

      CURRENCY TRANSLATION - Non-U.S. currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet dates. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded as a separate component of common shareholders' equity.

      USE OF ESTIMATES - The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingencies at the date of the consolidated financial statements and of sales and expenses recognized during the reporting period. Actual results could differ from these estimates.

      CASH FLOWS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      RECENT ACCOUNTING PRONOUNCEMENTS - In 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. The Company has not evaluated whether this standard will have a material effect on its financial position or results of operations. In June 1999, SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 - AN AMENDMENT OF FASB STATEMENT NO 133, was issued which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with the 1999 presentation.

C.    INVENTORIES

                                                           DECEMBER 31,
                                                   ---------------------------
                                                        1998           1999

                 Finished goods                      $ 27,698       $ 29,892
                 Work in process                       11,240         13,232
                 Raw materials                         13,604         20,772
                                                      -------         ------

                 Total inventories                   $ 52,542       $ 63,896
                                                      =======        =======



      The cost of 92% and 90% of December 31, 1998 and 1999, inventories was computed using the last-in, first-out (LIFO) method of inventory valuation. Use of the LIFO method decreased the December 31, 1998 and 1999, inventories by $2,134 and $1,144, respectively.

D.    PROPERTY, PLANT AND EQUIPMENT, NET

                                                          DECEMBER 31,
                                                  ----------------------------
                                                       1998           1999

            Land                                     $ 2,202        $ 2,199
            Buildings and building improvements       29,561         29,007
            Machinery and equipment                   81,917         95,040
                                                     -------         ------

                                                     113,680        126,246

            Accumulated depreciation                 (48,799)       (61,823)
                                                    ---------      --------

            Property, plant and equipment, net      $ 64,881       $ 64,423
                                                    ========       ========


E.       INTANGIBLE ASSETS, NET

                                                          DECEMBER 31,
                                                   ---------------------------
                                                        1998           1999

                United States trademarks            $ 39,900       $ 39,900
                Non-U.S. trademarks                    2,720          2,720
                Goodwill                              24,997         24,997
                Non-compete agreements                 1,000          1,000
                                                     -------        -------

                                                      68,617         68,617
                Accumulated amortization             (22,288)       (23,838)
                                                   ---------       --------

                Intangible assets, net              $ 46,329       $ 44,779
                                                   =========       ========


F.    ACCRUED EXPENSES

                                                              DECEMBER 31,
                                                      -------------------------
                                                           1998           1999

        Compensation and other employee benefits         $ 5,375        $ 4,860
        Liability for self insurance                      10,940         12,197
        Interest                                           5,116          5,468
        Other                                             15,221          9,543
                                                        --------          -----

        Total accrued expenses                          $ 36,652       $ 32,068
                                                        ========       ========


      The majority of the Company's employees are covered under insured group health and workers' compensation insurance programs. Commercial and product liability insurance coverages are high deductible insured programs. Commercial liability deductibles are $250 per occurrence. Product liability deductibles are $500 per occurrence and $3,000 in aggregate. As a supplement to these programs, the Company carries $75,000 in umbrella coverage. The liability for self insurance claims shown in the table above covers the deductibles and self insurance programs and is based upon an annual review by the Company and its independent actuary of claims filed and claims incurred but not yet reported.

G.    RESTRUCTURING, UNUSUAL AND NON-CASH CHARGES

      RESTRUCTURING CHARGES - In July 1997, Company management initiated the development of a plan to integrate the Gerry Colorado administrative and manufacturing operations into Evenflo's Ohio and Georgia locations. As a result of this plan, the Company recorded a charge of $8,371 for restructuring costs in the year ended September 30, 1997. This charge included: severance and outplacement benefit costs for most of the personnel at the Gerry Colorado location; shutdown of the facility and termination of the lease; other costs, principally asset impairment and settlements of supplier contractual obligations arising from, or affected by, the Colorado shut-down.

      The table below shows the components of the 1997 and 1998 restructuring provisions, and the activity affecting the reserve balance through December 31, 1998, as follows:

                                                 RESTRUCTURING
                                                   PROVISION                           ACTIVITY CHARGED TO RESERVE
                                             --------------------------         -------------------------------------------
                                                  1997           1998                1997            1998           1999

        Severance costs                        $ 4,105        $   (61)             $   (163)        $  (3,684)     $ (154)
        Facility shutdown                        2,630          1,576                  (201)           (4,005)          0
        Additional relocation related costs         17          1,715                     0                 0           0
        Other                                    1,619           (564)                 (963)              (92)          0
                                               --------       ---------            ----------      ------------   ---------

        Total                                  $ 8,371        $ 2,666              $ (1,327)        $  (7,781)     $ (154)
                                               ========       =========            ==========      ============   =========


      Explanations of the amounts in the table above are summarized as follows:

      - Severance costs of $4,105 were accrued for 176 salaried personnel and 241 collective bargaining unit personnel. Severance payments were made to 128 salaried personnel and 237 collective bargaining unit personnel from December 1997 through April 1998. The lower number of terminated employees resulted from individuals voluntarily leaving the Company before qualifying for the full severance payment.

      - Various sections of the facility were closed during the period from December 1997 through April 1998 and the facility was turned over to the landlord in July 1998. Costs for facility shutdown of $2,630 include noncancelable lease obligations and costs to be incurred subsequent to operations ceasing but prior to termination of the lease. These costs include repairs to the facilities to meet the landlord's specifications, utilities during the facility closing and salaries and benefits of employees retained to complete the closure of the facilities. Actual costs of $1,576 in excess of the original restructuring accrual were caused by the cessation of operations earlier than anticipated, resulting in more of the facility costs being considered exit costs as opposed to ongoing operating costs.

      In the year ended September 30, 1998, the Company revised its estimate for the 1997 restructuring costs and recorded the following: an additional charge of $1,576 for the Gerry Colorado facility shutdown and a reversal of $625 of severance and other costs. The Company incurred an additional $1,715 of restructuring costs in 1998 that did not meet the criteria under EITF 94-3 for accrual as of September 30, 1997. These costs, which were incurred and recorded in the year ended September 30, 1998, consist of recruitment and training, freight on transfer of inventory to Evenflo's Ohio and Georgia locations , computer conversion costs and costs related to transferring molds and tooling. The net of the additional 1998 charges and the above reversal of the 1997 restructuring provision are included in the restructuring costs of $2,666 for the year ended September 30, 1998. The remaining accrual for severance costs at December 31, 1998 and 1999, was $197 and $43.

      UNUSUAL AND NON-CASH CHARGES - As of December 31, 1998, the Company recorded a non-cash charge of $7,883 to write down certain inventory to its net realizable value as a result of management's decision to discontinue certain products. This non-cash charge is included in cost of sales for the three months ended December 31, 1998. The remaining reserve at December 31, 1999, was $2,589.

      The Company incurred unusual costs in the year ended September 30, 1998, consisting of (i) $235 included in cost of sales to rent warehouse space and move inventory in order to receive inventory relocated from the Gerry Colorado warehouse operations to Evenflo's Ohio and Georgia locations,
      (ii) $159 included in cost of sales attributable to Project Discovery, a program to improve productivity and increase capacity levels by reengineering its Piqua, Ohio, assembly lines and reconfiguring its principal warehouse, (iii) $800 charged to selling, general and administrative expenses relating to Year 2000 conversion costs, and (iv) $4,000 charged to selling, general and administrative costs for professional services related to the Recapitalization of the Company.

      The Company incurred unusual costs in the year ended September 30, 1997, consisting of (i) $2,761 included in cost of sales for Project Discovery,
      (ii) $1,268 expensed to cost of sales, as a result of expensing the increase to fair market value of Gerry's inventory as such inventory was sold, such increase resulting from the application of purchase accounting in the Gerry acquisition, (iii) $3,100 charged to cost of sales to write down discontinued Gerry products, and (iv) $2,629 charged to selling, general and administrative expenses to combine Evenflo's feeding and furniture operations which were previously managed separately.

H.    LONG-TERM DEBT ARRANGEMENTS

      The Company's U.S. operations have certain debt arrangements to support working capital needs and other general corporate requirements. These debt arrangements are a secured credit facility (the "Credit Facility") of $100,000 and a borrowing of $110,000 under the 11-3/4% senior notes due 2006 ("Notes"). These debt arrangements are described in greater detail below. The balances of these debt arrangements are as follows:

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                              1998            1999
         Bankers' acceptances and letters of credits        $  19,725        $  18,431
                                                            ==========       ==========
         Revolving Credit Facility                          $   7,800        $  20,500
                                                            ==========       ==========
         11-3/4% Senior Notes due 2006                      $ 110,000        $ 110,000
                                                            ==========       ==========

      CREDIT FACILITY

      On August 20, 1998, as part of the Recapitalization, the Company entered into a secured credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provides for $100,000 of commitments for revolving credit loans (the "Revolving Credit Loans"), which may be used for working capital needs and general purposes, for special facility obligations (letters of credit and bankers' acceptances) and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $55,000, bankers' acceptances are limited to a maximum of $30,000 and Swingline Loans are limited to a maximum of $5,000. The Credit Facility terminates on August 19, 2005. At December 31, 1999, the Company had borrowing availability of approximately $48,011 under the Credit Facility subject to certain conditions (after giving effect to $20,500 of revolving credit loans and $31,489 of letters of credit and banker's acceptances, including $13,058 of commitments for stand-by letters of credit and for letters of credit that have not yet been executed).

      The Revolving Credit Loans bear interest, at the Company's option, at either: (a) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the Administrative Agent's prime rate, plus, in each case, an additional margin ranging from 1.25% to 0% per annum depending on the then current ratio of total debt to EBITDA, or (b) a "eurodollar rate" plus an additional margin ranging from 2.50% to 1.0% per annum depending on the then current ratio of total debt to EBITDA (the "eurodollar margin"). Swingline Loans may only be made as base rate loans.

      The Company pays a commitment fee on the unused portion of the Credit Facility of 0.50% to 0.30% per annum depending on the current ratio of total debt to EBITDA. Such fee will be payable quarterly in arrears and upon termination of the Credit Facility.

      The Company pays fees for letters of credit and bankers' acceptances at a rate per annum equal to the applicable eurodollar margin less 0.125% on all outstanding letters of credit and unmatured acceptances, plus a fronting fee of 0.125% per annum of the stated amount of each letter of credit. Such fees are payable quarterly in arrears and will be payable upon termination of the Credit Facility. In addition, the Company pays customary transaction charges in connection with any letter of credit or bankers' acceptance.

      The Credit Facility prohibits the Company from repurchasing any Notes or the Company's outstanding preferred stock, subject to limited exceptions. The Company's obligations under the Credit Facility are secured by a pledge of the common stock of its material direct domestic subsidiaries and 65% of the common stock of its material direct foreign subsidiaries, with certain exceptions, as well as accounts receivable, inventory and certain intangible assets, including intellectual property, with certain exceptions. In addition, indebtedness under the Credit Facility is guaranteed by the domestic subsidiaries of the Company, with certain exceptions.

      The Credit Facility contains customary covenants, events of default, and restrictions on the Company's ability to engage in certain activities including (i) limitations on liens, (ii) limitations on consolidations and mergers of the Company and sales of the assets of the Company, (iii) restrictions on the purchase, redemption or acquisition of any capital stock, equity interest or any other obligations or other securities and restrictions on the advances, loans, extension of credit or capital contributions to, or investment in, other entities, (iv) restrictions on additional indebtedness to be incurred by the Company, (v) restrictions on payments of dividends or other distribution of assets, (vi) limits on capital expenditures, and (vii) compliance with certain financial covenants relating to an interest coverage ratio and a leverage ratio.

      11-3/4% SENIOR NOTES DUE 2006

      In conjunction with the closing of the Reorganization on August 20, 1998, the Company issued $110,000 aggregate principal amount of the Notes. The Notes will mature on August 15, 2006 and are senior unsecured obligations of the Company. Interest on the Notes will be payable semiannually August 15 and February 15 of each year.

      The Notes are not redeemable at the option of the Company, in whole, at any time prior to August 15, 2002. However, at any time on or prior to August 15, 2001, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.75% of the aggregate principal amount plus accrued interest thereon. Subsequent to August 15, 2002, the Company may redeem any or all of the Notes at decreasing annual redemption prices ranging from approximately 106% to 100%.

      The Company is not required to make mandatory redemptions or sinking fund payments prior to maturity of the Notes, except if holders request that the Company repurchase the Notes in the event of a change of control (as defined in the indenture relating to the Notes) or upon the Company's receipt of the proceeds of certain asset sales that are not reinvested or applied to reduce indebtedness within a certain time period.

      The Notes contain customary covenants, events of default, and restrictions on the Company's ability to engage in certain activities, which include
      (i) limitations on restricted payments for the payment of dividends, (ii) limitations on incurrence of additional indebtedness and issuance of disqualified stock, (iii) restrictions on the merger, consolidation, or sale of substantially all assets of the Company, (iv) limitations on transactions with affiliates relating to the sale, lease, transfer or disposition of any of its properties or assets in excess of certain amounts, (v) limitations on guarantees of indebtedness by the Company, and
      (vi) certain reporting requirements in accordance with Securities and Exchange Commission rules.

      ALLOCATED BANK BORROWINGS

      As a result of the Company's guarantees of certain Spalding bank borrowings in prior years, Spalding allocated to the Company deferred financing costs and the interest expense for each fiscal period. Interest expense, including the Company's share of debt issue cost amortization, on such indebtedness was $4,100 and $4,200 for the year ended September 30, 1997 and the period from October 1, 1997 to August 20, 1998. The Company's allocated portion of deferred financing costs that remained unamortized on August 20, 1998 were $2,000. These allocations were effected by charging the Company's intercompany indebtedness to Spalding. Such amounts were included in the intercompany payables to Spalding that was partially offset by the payment of $110,000. The unamortized deferred financing costs of $2,000 were written off as an extraordinary loss on the early extinguishment of debt. The loss is recorded net of taxes of $696 in the determination of current net earnings (loss).

I.    INCOME TAXES

      Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision, are as follows:

                                                                                       THREE
                                                           YEAR ENDED               MONTHS ENDED     YEAR ENDED
                                                          SEPTEMBER 30,             DECEMBER 31,    DECEMBER 31,
                                                 --------------------------------   -------------   -------------
                                                        1997            1998             1998             1999
        Earnings (loss) before income
          taxes and extraordinary loss:
        United States                                $(12,735)        $(12,630)        $(14,466)        $ (8,898)
        Other nations                                   2,760              100              167            2,239
                                                     --------         --------         --------         --------

                  Total                              $ (9,975)        $(12,530)        $(14,299)        $ (6,659)
                                                     ========         ========         ========         ========

        Income tax provision:
          Current taxes:
            Federal taxes                            $ (1,687)        $      0         $      0         $      0
            State taxes                                    83               87             (240)               0
            Other nations' taxes                          289              283              110            1,020
                                                     --------         --------         --------         --------
                  Total                                (1,315)             370             (130)           1,020

        Deferred taxes:
          Federal taxes                                (2,800)          (5,137)          (4,963)          (3,860)
          State taxes                                    (249)            (100)            (320)            (456)
          Other nations' taxes                              0                0                0              967
                                                     --------         --------         --------         --------

                  Total                                (3,049)          (5,237)          (5,283)          (3,349)
                                                     --------         --------         --------         --------

        Total income taxes (benefit)                 $ (4,364)        $ (4,867)        $ (5,413)        $ (2,329)
                                                     ========         ========         ========         ========

        Allocation of income taxes (benefit):
          Income taxes (benefit)                     $ (4,364)        $ (4,171)        $ (5,413)        $ (2,329)
          Extraordinary loss                                0             (696)               0                0
                                                     --------         --------         --------         --------

                  Total                              $ (4,364)        $ (4,867)        $ (5,413)        $ (2,329)
                                                     ========         ========         ========         ========



      The differences between the effective income tax rate and the U.S. statutory rate are as follows:

                                                                                          THREE
                                                               YEAR ENDED              MONTHS ENDED           YEAR ENDED
                                                              SEPTEMBER 30,             DECEMBER 31,          DECEMBER 31,
                                                       ---------------------------  --------------------  ------------------
                                                            1997           1998               1998                 1999
          U.S. statutory rate                                 35 %           35 %              35 %                  35 %
          State income taxes, net of federal benefit           1              0                 3                     6
          Non-U.S. tax rate differences                        2              0                 0                    (6)
          Canada (losses) earnings for which no taxes
            were recorded due to net operating loss
            carryforwards                                      5             (4)                0                     0
          Other                                                1              2                 0                     0
                                                           -----          -----             -----                 -----

          Effective tax rate                                  44 %           33 %              38 %                  35 %
                                                           =====          =====             =====                ======


      Prior to July 31, 1998, a division of a Canadian subsidiary of Spalding was included in the Evenflo Segment. The (losses) earnings of this division were not subject to income tax because of a net operating loss that was available to this subsidiary. Accordingly, the Company has not recorded any tax expense or benefit for the year ended September 30, 1997 and for the period from October 1, 1997 to July 31, 1998.

      Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes, net of appropriate valuation allowances, are provided for the temporary differences between the financial reporting and tax basis of assets and liabilities at currently enacted tax rates. Temporary differences and carryforwards are as follows:


                                                                                                    NONCURRENT
                                                                 CURRENT NET                       NET DEFERRED
                                                               DEFERRED TAX ASSET                   TAX ASSET
                                                           ---------------------------     -----------------------------
                                                                  DECEMBER 31,                     DECEMBER 31,
                                                           ---------------------------     -----------------------------
                                                                  1998         1999               1998          1999
         Accrued liabilities                                   $  7,618       $ 6,847           $     0       $       0
         Inventory                                                3,735         1,020                 0               0
         Pension                                                      0             0             1,134           1,496
         Postretirement benefits                                      0             0               549             617
         Depreciation                                                 0             0            (2,764)         (3,144)
         Intangibles amortization                                     0             0            (3,144)         (3,922)
         Net operating loss carryforwards                             0             0            12,579          19,295
         Other                                                      455           199               (24)             87
                                                                 ------        ------           -------          ------

         Total deferred income taxes                             11,808         8,066             8,330          14,429
         Valuation allowance on state net operating losses            0             0              (670)              0
                                                                 ------        ------           -------          ------

         Net deferred income taxes                             $ 11,808       $ 8,066           $ 7,660       $  14,429
                                                               ========       =======           =======       =========



      At December 31, 1999, undistributed earnings of non-U.S. subsidiaries of the Company included in consolidated retained earnings (deficit) amounted to $3,723. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. The aggregate amount of unrecognized deferred tax liability is approximately $575 at December 31, 1999.

      At December 31, 1999, the Company had $50,748 of federal net operating loss carryforwards that expire through the year 2019.

J.    SHAREHOLDERS' EQUITY

      PREFERRED STOCK - The Company has authorized the issuance of up to 10,000,000 shares of preferred stock, par value of $.01, the terms of which are to be decided by the Board of Directors of the Company. The Company has issued and outstanding 400,000 shares of nonvoting, cumulative, variable rate preferred stock with a face value and liquidation value of $100 a share (the "Cumulative Preferred Stock").

      The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share (14% at December 31, 1999). Dividends are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year. The right to dividends is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance. Because the Board of Directors has not declared any preferred dividends through December 31, 1999, the amount of the dividends in arrears as of that date is $7,667.

      The Company at its option may, but shall not be required to, redeem, at any time, for cash, in whole or in par, any or all of the shares of Cumulative Preferred Stock at a redemption price equal to 100% of the aggregate liquidation preference of such shares, together with all accumulated and unpaid dividends to the redemption date. Upon the occurrence of a "change of control", as defined, the Company will be required to make an offer to purchase the Cumulative Preferred Stock for cash at a purchase price of 101% of the liquidation preference thereof, together with all accumulated and unpaid dividends to the date of purchase.

      Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holder of the Cumulative Preferred Stock will be entitled to be paid, out of the assets of the Company available for distribution, $100 per share plus an amount in cash equal to all accumulated and unpaid dividends thereon to the date fixed for liquidation, dissolution or winding-up of the Company.

      COMMON STOCK - The Company has authorized 20,000,000 shares of common stock designated as the "Class A Common Stock" and 5,000,000 shares of non-voting common stock designated as the "Class B Common Stock", each having a par value of $1 a share. As of December 31, 1998, 10,000,000 shares of Class A Common Stock were outstanding and no shares of Class B Common Stock were outstanding. The holders of Class A Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders. The Class B Common Stock is identical in all respects to the Class A Common Stock except that holders of Class B Common Stock do not have any voting rights with the exception of certain special privileges available under Delaware law.

      On August 20, 1998, the Board of Directors authorized a 5,000 to 1 Class A Common Stock split to be effected in the form of a dividend just prior to the Recapitalization transactions (see Note A), which increased the shares held by Spalding from 2,000 to 10,000,000. The par value difference between 2,000 shares and 10,000,000 shares in the amount of $9,998 was reclassified from paid-in capital to common stock.

      EVENFLO OWNERSHIP PLAN - Officers and key employees have been granted stock options under the Evenflo Ownership Plan, which was approved in 1999. The options and rights have a maximum term of 10 years and vest ratably over a five-year period. There are 1,850,000 shares reserved for issuance under this plan. During 1999, the Company granted 1,544,448 shares at an exercise price of $5.00 per share. There were 1,544,448 options outstanding at December 31, 1999, with a weighted-average remaining contractual life of 9 years. There were 433,421 options exercisable at December 31, 1999.

      Had compensation costs been determined based on the fair value method of SFAS No. 123, the Company's net loss for the year ended December 31, 1999, on a pro forma basis would have been $(4,668) as compared to the reported amount of $(4,330). The estimated fair value of stock options granted in 1999 was $2.08 and was determined using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%; expected volatility of 0%; risk-free interest of 5.45%; and expected life of options of 10 years.

K.    PENSION PLANS

      The Company's United States operations have noncontributory, defined benefit pension plans covering substantially all employees. These plans provide employees with pension benefits that either are based on age and compensation or are based on stated amounts for each year of service. The Company's funding policy is to contribute annually the minimum amounts permitted by the Internal Revenue Code. Plan assets are invested in a broadly diversified portfolio consisting primarily of common stock and fixed income securities.

      The funded status of the Company's United States defined benefit pension plans consists of the following:

                                                                                              DECEMBER 31,
                                                                                     ------------------------------

                                                                                            1998           1999
Changes in the projected benefit obligation:
  Projected benefit obligation at beginning of period
    (September 30, 1998 for 1998)                                                         $ 15,809       $ 15,821
  Service cost                                                                                 245            973
  Interest cost                                                                                245            957
  Actuarial gain                                                                              (490)        (1,907)
  Benefits paid                                                                                  0         (1,068)
  Plan amendments                                                                               12             12
                                                                                           --------       -------

      Projected benefit obligation at end of period                                         15,821         14,788
                                                                                           --------       -------

Change in the plan assets:
  Fair value of plan assets at beginning of period (September 30, 1998
    for 1998)                                                                               14,523         14,523
  Actual return on plan assets                                                                   0          2,242
  Employer contributions                                                                         0             67
  Benefits paid                                                                                  0         (1,068)
                                                                                           --------       -------

  Fair value of plan assets at end of period                                                14,523         15,764
                                                                                           --------       -------

Projected benefit obligation in excess of (less than) plan assets                            1,291           (976)
Reconciliation of financial status of plan to amounts recorded in the balance sheets:
  Unamortized prior service cost                                                             1,362          1,232
  Unrecorded effect of net (loss) gain arising from differences between actuarial assumptions used to determine periodic pension expense
    and actual experience                                                                      954          3,916
  Unrecognized net transition asset                                                             77             66
                                                                                           --------       -------
  Pension liability                                                                       $  3,684       $  4,238
                                                                                          ========       ========

Amounts recorded in the balance sheets consist of:
  Current liability                                                                       $     26       $      0
  Long-term liability                                                                        3,658          4,238

      The pension expense of the Company's United States defined benefit plans includes the following components:

                                                                                           THREE
                                                                                           MONTHS         YEAR
                                                                     YEAR ENDED            ENDED          ENDED
                                                                    SEPTEMBER 30,        DECEMBER 31,  DECEMBER 31,
                                                               -----------------------   ------------ -------------

                                                                  1997         1998         1998         1999
Service cost, benefits earned during the year                      927        1,073          245      $   973
Interest cost on projected benefits obligations                    748          898          245          957
Expected return on plan assets                                    (789)      (1,172)        (306)      (1,192)
Amortization of prior service cost                                 (98)        (101)         (29)        (117)
Amortization of unrecognized net (gain) loss                         0          (61)           1            3
Amortization of unrecognized transition asset                      (10)         (17)          (3)         (11)
                                                               -------      -------      -------      -------
Net pension expense                                                778      $   620          153      $   613
                                                               =======      =======      =======      =======


      Assumptions used in the accounting for United States defined benefit pension plans were:

                                                                                                DECEMBER 31,
                                                                                          ------------------------

                                                                                             1998        1999
Discount rate                                                                                6.25 %      7.25 %
Rate of increase in compensation levels                                                      4.50 %      4.50 %
Expected long-term rate of return on assets                                                  8.50 %      8.50 %

      The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $538, $647, $900, and $740 for the years ended September 30, 1997 and 1998, for the three months ended December 31, 1998 and for the year ended December 31, 1999.

L.    POSTRETIREMENT BENEFITS

      The Company provides certain postretirement health care and life insurance benefits for its domestic retired employees and their dependents. Substantially all of the Company's United States employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Most international employees are covered by government sponsored programs, and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

The status of the postretirement benefit plans consists of the following:

                                                                                            DECEMBER 31,
                                                                                      --------------------------

                                                                                          1998         1999
 Change in the accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation at beginning of year                   $ 1,628      $ 1,628
  Service cost                                                                              13           52
  Interest cost                                                                             25          102
  Actuarial gain                                                                           (22)        (234)
  Benefits paid                                                                            (16)         (42)
                                                                                        -------      -------

  Accumulated postretirement benefit obligation at end of year                           1,628        1,506

Reconciliation of financial status of plans to amounts recorded in the balance sheets:
Unamortized prior service cost                                                              25           22
Unrecorded effect of net loss (gain) arising from differences between actuarial assumptions used to determine periodic postretirement
  expense and actual experience                                                            220          (20)
                                                                                       -------      -------

Postretirement benefit liability                                                       $ 1,383      $ 1,504
                                                                                       =======      =======


      The components of net postretirement benefit expense for all plans are as follows:

                                                                             THREE MONTHS          YEAR
                                                       YEAR ENDED               ENDED              ENDED
                                                      SEPTEMBER 30,          DECEMBER 31,       DECEMBER 31,
                                                 ----------------------    ----------------   ------------------

                                                      1997       1998           1998                 1999
Service cost, benefits earned
 during the year                                     $  25      $  42          $  13                 $  52
Interest cost on accumulated
 postretirement benefit obligation                      95        101             25                   102
Amortization of prior service cost                       3          3              1                     3
Amortization of unrecognized net
   (gain) loss                                          (6)        (4)             2                     5
                                                     -----      -----          -----                 -----

Net postretirement benefit expense                   $ 117      $ 142          $  41                 $ 162
                                                     =====      =====          =====                 =====

Assumptions used in the accounting for postretirement benefit:

                                                                                             DECEMBER 31,
                                                                                       -------------------------

                                                                                          1998         1999
Discount rate                                                                             6.25 %       7.25 %
Assumed current year health care cost trend rate:
  Retirees under 65                                                                       7.50 %       7.50 %
  Medicare eligible retirees                                                              7.50 %       7.50 %
Assumed ultimate trend rate                                                               5.00 %       5.00 %
Year ultimate health care cost rate will be achieved                                      2003         2003
Effect of 1% increase in health care cost trend rates:
  Accumulated postretirement benefit obligation                                          $ 144       $  133
  Annual aggregate benefit and interest costs                                                6           22
Effect of 1% decrease in health care cost trend rates:
  Accumulated postretirement benefit obligation                                           (129)        (119)
  Annual aggregate benefit and interest costs                                               (5)         (19)


M.    LEASE COMMITMENTS

The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2008.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999:


Year Ending
December 31,
     2000                                                                                              $  969
     2001                                                                                                 795
     2002                                                                                                 656
     2003                                                                                                 600
     2004                                                                                                 590
     Thereafter                                                                                         1,522
                                                                                                      -------
     Total minimum lease payments                                                                     $ 5,132
                                                                                                      =======

Rental expense under operating leases was $1,024, $1,588, $156 and $1,543 for the years ended September 30, 1997 and 1998, for the three months ended December 31, 1998 and for the year ended December 31, 1999, respectively.

N.    CONCENTRATION OF CREDIT RISK

During the years ended September 30, 1997 and 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, the Company's sales to two U.S. customers amounted to 37%, 42%, 42% and 44%, respectively, of net sales. No other customer exceeded 10% of net sales during these periods.

O.    CONTINGENCIES

      The Company is both a plaintiff and defendant in numerous lawsuits incidental to its operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state and local environmental laws and regulations. The Company has entered into settlement agreements with the U.S. Environmental Protection Agency and other parties on several sites and is still negotiating on other sites. The settlement amounts and estimated liabilities are not significant.

      Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements.

      Under an indemnification agreement entered into on August 20, 1998, Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Company matters and the Company agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Company's business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998, the date that Spalding sold control of the Company to another entity. For the year ended December 31, 1999, the Company has incurred expenses of approximately $762 related to product recall and corrective actions. As a result of the indemnification, the Company has recorded a receivable from Spalding for approximately $657 at December 31, 1999. In January 1999, the Company purchased product recall coverage with a deductible of $500 per occurrence and a limit of $10,000 per year.

P.    RELATED PARTY TRANSACTIONS

      See Note A - "Organization" for a description of the transactions with Spalding in connection with the Reorganization.

      See Note B - "Summary of Significant Accounting Policies" for transactions with Spalding and description of the tax sharing agreement between Spalding and the Company.

      See Note H - "Long-Term Debt Agreements" for a description and of the methodology used by Spalding in allocating to the Company certain guaranteed bank debt and related deferred financing costs and interest.

      See Note O - "Contingencies" for a description of the mutual indemnification agreement between the Company and Spalding related to the Reorganization and resulting separation of the companies.

      Effective August 20, 1998, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company for an annual fee of $300, plus expenses. The Company expensed $33, $75 and $300 in the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999, respectively, pursuant to such management agreement with KKR.

Q.    UNAUDITED INTERIM FINANCIAL INFORMATION

      Financial information for the three months ended December 31, 1997 is as follows:

            Net sales                                        $ 69,650
                                                             ========
            Gross profit                                     $ 11,580
                                                             ========
            Income taxes (benefit)                           $ (1,255)
                                                             ========
            Earnings (loss) before extraordinary loss        $ (3,699)
                                                             ========
            Net earnings (loss)                              $ (3,699)
                                                             ========


R.    SEGMENT REPORTING

      The following schedule presents geographical information about the Company's continuing operations in the infant and juvenile product markets:

                                                                                          THREE
                                                               YEAR ENDED               MONTHS ENDED     YEAR ENDED
                                                              SEPTEMBER 30,             DECEMBER 31,     DECEMBER 31,
                                                      -----------------------------   ----------------  -------------
                                                           1997           1998              1998           1999
            Geographic location
            Net sales:
              United States                               $ 261,549      $ 304,173        $  64,088      $ 292,642
              Other nations                                  35,194         34,904            8,464         42,411
                                                          ---------      ---------        ---------      ---------

                      Total net sales                     $ 296,743      $ 339,077        $  72,552      $ 335,053
                                                          =========      =========        =========      =========

            Earnings (loss) before income taxes
              and extraordinary loss:
              United States                               $   6,903      $   2,840        $ (10,246)     $   7,798
              Other nations                                   2,856            100              167          2,239
              Allocated Spalding expenses                    (2,900)        (2,566)               0              0
              Restructuring costs                            (9,591)        (1,446)               0              0
              Interest expense, net                          (7,243)       (11,458)          (4,220)       (16,696)
                                                          ---------      ---------        ---------      ---------

                      Earnings (loss) before income
                        taxes and extraordinary loss      $  (9,975)     $ (12,530)       $ (14,299)     $  (6,659)
                                                          =========      =========        =========      =========

            Identifiable assets:
              United States                               $ 240,459      $ 270,714        $ 257,049      $ 254,227
              Other nations                                  14,746         14,647           18,404         22,967
                                                          ---------      ---------        ---------      ---------

            Total assets                                  $ 255,205      $ 285,361        $ 275,453      $ 277,194
                                                          =========      =========        =========      =========

      The following schedule presents net sales by product category (in millions):

                                                       THREE MONTHS            YEAR
                              YEAR ENDED                  ENDED                ENDED
                              SEPTEMBER 30,              DECEMBER 31,        DECEMBER 31,
                        --------------------------   ---------------   -------------------
                           1997          1998             1998                 1999
         On The Go       $ 131.3       $ 159.8           $ 32.5               $ 148.6
         Play Time          48.1          57.6             14.4                  67.5
         Bed and Bath       42.5          46.2             10.9                  48.5
         Feeding Time       74.8          75.5             14.8                  70.5
                          ------        ------           ------                ------

                         $ 296.7       $ 339.1           $ 72.6               $ 335.1
                         =======       =======           ======               =======


                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT
(as of March 27, 2000)

NAME                                AGE
---------------------------         ---
Richard W. Frank                    56
Henry R. Kravis                     56
George R. Roberts                   56
Michael T. Tokarz                   50
Marc S. Lipschultz                  31
Edwin L. Artzt                      69

RICHARD W. FRANK - Mr. Frank has been Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company since June 1998. Prior to joining the Company, Mr. Frank served as President - USA, Consumer OTC Healthcare, a division of Bayer Corporation, which he joined in 1995. He was Vice President Consumer marketing of Helene Curtis prior to 1995. Mr. Frank also held a variety of marketing positions during his eleven-year tenure with The Procter & Gamble Company.

EDWIN L. ARTZT - Mr. Artzt became a director of the Company on September 22, 1998. He is the former chairman and Chief Executive Officer of P&G, and is currently a director and Chairman of the Executive Committee of the Board of Directors of P&G. Mr. Artzt is also a director of American Express Company, GTE Corporation, Delta Air Line, Inc. and Barilla G.eR.F.lli S.p.A. Italy. He is also a member of the boards of University of Pennsylvania's Wharton School of Business, UCLA's Andersen School of Business and Emory Graduate School of Business. He has also served on President Clinton's Advisory Committee on Trade Policy and Negotiations, the Committee for Economic Development and the Business Roundtable.

HENRY R. KRAVIS - Mr. Kravis became a director of the Company on the Closing Date. He is a managing member of KKR & Co. L.L.C., the limited liability company, which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Safeway Inc., Sotheby's Holdings Inc., and Spalding.

GEORGE R. ROBERTS - Mr. Roberts became a director of the Company on the Closing Date. He is a managing member of KKR & Co. L.L.C., the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Safeway Inc., and Spalding.

MICHAEL T. TOKARZ - Mr. Tokarz became a director of the Company on the Closing Date. He is a member of KKR & Co. L.L.C., the limited liability company, which serves as the general partner of KKR. He is also a director of IDEX Corporation, KSL Recreation Group, Inc., PRIMEDIA, Inc., Safeway Inc., Spalding and Walter Industries, Inc.

MARC S. LIPSCHULTZ - Mr. Lipschultz became a director of the Company on the Closing Date. He has been an executive at KKR since 1995. Prior thereto, he was an investment banker with Goldman, Sachs & Co. He is also a director of Amphenol Corporation, The Boyds Collection, Ltd. and Spalding.

         Messrs. Kravis and Roberts are first cousins.

         The business address of Messrs. Kravis, Tokarz and Lipschultz is 9 West 57th Street, New York, New York 10019 and of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.

COMPENSATION OF DIRECTORS

         All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not an employee of the Company receives an aggregate annual fee of $25,000, payable in quarterly installments. Directors who are employees of the Company receive no remuneration for serving as directors.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the name, age and principal position with the Company of each of its executive officers:

Name                         Age       Position
----------------------       ---       -------------------------------
Richard W. Frank              56       Chairman of the Board and Chief
                                       Executive Officer
Daryle A. Lovett              50       Executive Vice President and Chief
                                       Financial Officer
David J. Bimschleger          44       Senior Vice President - Sales
William C. Murphy             50       Senior Vice President - Operations
James G. Ruehlmann            43       Senior Vice President - Marketing
John D. Dupps                 43       Vice President - Human Resources
Bachar El Zein                43       Vice President - International Operations
Daniel A. Jackson             38       Vice President - Customer Operations
                                       and Planning
Ronald P. Moran               59       Vice President - General Counsel
                                       and Secretary

DARYLE A. LOVETT - Mr. Lovett has been Executive Vice President and Chief Financial Officer since he joined the Company in April 1997. From January 1995 to April 1997 Mr. Lovett served as President of Gerry Baby Products, which Evenflo acquired in April 1997. From 1981 to January 1995, he served in the capacities of Vice President - Operations and Vice President - Finance for Gerry Baby Products.

DAVID J. BIMSCHLEGER - Mr. Bimschleger has been Senior Vice President-Sales since he joined the Company in October 1998. Prior to joining the Company, Mr. Bimschleger was Vice President-Sales and Marketing for Strategic Decisions, a category management consulting firm. Prior to joining Strategic Decisions, Mr. Bimschleger was Vice President of Central Division Sales for Chiquita Brands International. Mr. Bimschleger held various sales and category management assignments during his 19-year tenure with Kraft Foods.

WILLIAM C. MURPHY - Mr. Murphy joined the Company in December 1999, as Senior Vice President of Operations. Prior to joining the Company Mr. Murphy worked for Brunswick Bicycle Company as Operations Consultant from November 1998 to October 1999. From June 1997 to October 1998 Mr. Murphy served as Vice President Operations for Huffy Corporation's Bicycle Division. Mr. Murphy was Vice President Operations for Sanford (a Newell Company) from July 1991 to July 1996.

JAMES G. RUEHLMANN - Mr. Ruehlmann joined the Company in May 1999 as Senior Vice President Marketing. Formerly Vice President - Marketing Sealy Inc. from 1993 through April 1999. Prior to joining Sealy, Mr. Ruehlmann worked at Chiquita Brands, as Group Vice President (Processed Meats Department) from 1991 to 1993. Prior to 1991, Mr. Ruehlmann held various management positions during his 11-year tenure at Procter & Gamble.

JOHN D. DUPPS - Mr. Dupps has been the Vice President-Human Resources of the Company since he joined the Company in March 1996. From 1992 to March 1996, Mr. Dupps was employed by Emerson Electric Company as Vice President-Human Resources for its Wiegand and Fusite Divisions.

BACHAR EL ZEIN - Mr. El Zein has been Vice President-International of the Company since 1993. Mr. El Zein joined the Company in February 1982. Mr. El Zein served in various financial and sales capacities at the Company prior to becoming Vice President-International.

DANIEL A. JACKSON - Mr. Jackson has been Vice President, Customer Operation and Planning since 1999. Prior to this he served as Vice President - Ohio Operations. Mr. Jackson has been with the Company since 1987.

RONALD P. MORAN - Mr. Moran has been Vice President, General Counsel and Secretary of the Company since September 1998. Prior to joining the Company, Mr. Moran was Vice President, General Counsel and Secretary of Borden/Meadow Gold Dairies, Inc. since 1995. He was Assistant General Counsel of Borden, Inc. prior to 1995. Mr. Moran also held a variety of legal positions with the Consumer Products Division of Borden, Inc.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses compensation paid, accrued or awarded by the Company for the account of each of the chief executive officer and four most highly compensated executive officers (the "Named Executive Officers") for their services in all capacities to the Company during the fiscal years ending September 30, 1997 and 1998 and December 31, 1999.

                                             SUMMARY COMPENSATION TABLE
                                        (amounts in this table in dollars ("$") )
------------------------------- ------- ------------------------------------------ ------------------------- ---------------
           NAME AND             YEAR
    PRINCIPAL POSITION (1)       (2)               ANNUAL COMPENSATION              LONG-TERM COMPENSATION
------------------------------- ------- ------------------------------------------ -------------------------

                                                                                     AWARDS       PAYOUTS
                                                                    OTHER ANNUAL   -------------------------     ALL OTHER
                                                                    COMPENSATION   SECURITIES      LTIP        COMPENSATION
                                          SALARY      BONUS (3a)        (4)        UNDERLYING     PAYOUTS          (8)
                                            ($)          ($)            ($)        OPTIONS (6)      ($)            ($)
------------------------------- ------- ------------ ------------- --------------- ------------ ------------ ---------------
RICHARD W. FRANK                 1999     392,192      246,255         13,955           -            -           1,416
  Chairman of the Board and      1998     115,384      125,000           -              -            -             -
  Chief Executive Officer                  (5a)          (3b)
                                 1997        -            -              -              -            -             -

DARYLE A. LOVETT                 1999     233,270       60,682         5,000            -            -            528
  Executive Vice President       1998     161,742         -            4,918            -            -             -
  and Chief Financial Officer    1997     169,000       14,870         4,750            -            -             -

DAVID J. BIMSCHLEGER             1999     165,000       31,289         2,475            -            -            324
  Senior Vice President -        1998        -            -              -              -            -             -
  Sales                          1997        -            -              -              -            -             -

JAMES G. RUEHLMANN               1999     127,500       96,978       101,514            -            -            154
  Senior Vice                    1998      (5b)          (3c)            -              -            -             -
  President-Marketing            1997        -            -              -              -            -             -

RONALD P. MORAN                  1999     133,790       26,170        124,589           -            -            1,416
  Vice President, General        1998        -            -              -              -            -             -
  Counsel and Secretary          1997        -            -              -              -            -             -

GEORGE A. HARRIS                 1999     121,800         -            3,132            -            -          248,675
  President                                (5c)                                                                   (7)
                                 1998     304,411         -            5,000            -         134,150        1,152
                                 1997     288,110         -            4,940            -            -            696

MICHAEL L. JOHNSON               1999     202,403         -            5,000            -            -            264
  Executive Vice President -               (5d)
  Operations                     1998     167,423         -            4,850            -         110,780         238
                                 1997     122,230         -            3,670            -         110,780          -
------------------------------- ------- ------------ ------------- --------------- ------------ ------------ ---------------

Footnotes

(1) Includes those who in fiscal 1999 were the Chief Executive Officer or President, and the four most highly compensated executive officers other than the CEO who were serving as such at the end of fiscal 1999 as measured by salary and bonus. Mr. Johnson's last day of employment with the company was December 3, 1999. He is included in the table as he would have been one of the four most highly compensated executive officers but not for his departure.

(2) The years reported are the twelve months ended December 31, 1999, September 30, 1998, and September 30, 1997.

(3) (a) Except as noted in (3)(b) and (c), the bonuses are those awarded under the Management Incentive Bonus Plan. (b) Bonus awarded as a starting incentive. (c) Includes $60,000 awarded as a starting incentive.

(4) Includes (a) Company matching contributions to the Savings Plus Plan, (b) tax reimbursement payments and (c) certain fringe benefits. In 1999, Mr. Moran received $68,063 for reimbursement of relocation expenses. In 1999, Mr. Ruehlmann received $55,044 for reimbursement of relocation expenses.

(5) (a) Represents compensation from June 15, 1998, Mr. Frank's first date of employment with the Company. (b) Represents compensations from Mr. Ruehlmann's first date of employment with the Company. (c) Represents compensation to April 30, 1999, Mr. Harris's final date of employment with the Company. (d) Represents compensation to December 3, 1999, Mr. Johnson's final date of employment with the Company.

(6) The Company adopted the Evenflo Ownership Plan in 1999. During 1999, the Company decided to grant 1,544,448 options under the Plan to officers and key employees, but definitive agreements were not completed by the end of 1999.

(7) The amount shown consist of $50,254 lump sum distribution from the Evenflo Retirement Plan, $27,320 lump sum distribution from the Supplemental Retirement Plan and $207,101 of severance pay from May 1, 1999.

(8) Except where noted, represents dollar value of insurance premiums paid by the Company with respect to group term life insurance for the benefit of the named executive officer.

RETIREMENT PLANS

         Evenflo Retirement Account Plan ("ERA") is a cash balance defined pension benefit plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), for substantially all U.S. salaried employees. This plan includes U.S. salaried employees of Evenflo, except the Suring, Wisconsin location, and non-union hourly employees at the Piqua, Ohio location. ERA covers all eligible full-time employees who are over age 20 and have at least one year of service. Annually, an addition is made to each participant's account based on a percentage of the participant's salary for that year up to a maximum salary of $160,000. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees age 60 and over. The accounts are credited with interest at a rate determined annually based on an average of 30 year treasury bonds.

         As a supplement to the ERA, the Company sponsors the non-qualified Supplemental Retirement Plan ("SRP") which covers highly compensated employees whose benefits are limited by compensation and benefit limitations under the Code. For employees with a salary in excess of $160,000, an addition is made to each participant's account based on a percentage of the participant's salary for that year. The percentage ranges from 2% of pay for employees under age 25 to 9% of pay for employees age 60 and over. The accounts are credited with interest at a rate determined annually based on an average of 30 year treasury bonds.

         The estimated annual benefits payable under the ERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers at December 31, 1999 are as follows:

                                                              Estimated Annual Benefit at
Name                       Year Attains Age 65                Normal Retirement Age (1)
----                       -------------------                -------------------------
Richard W. Frank                  2009                               $33,987
Daryle A. Lovett                  2015                                45,251
David J. Bimschleger              2020                                37,630
James G. Ruehlmann                2021                                47,761
Ronald P. Moran                   2005                                 7,614

(1) Under ERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity which is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 1999 compensation levels and an annual interest credit of 6.07% was used for 1999 and future years. Benefits are computed without reference to limitations on compensation and benefits to which the ERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP.

         The Company sponsors a defined contribution plan qualified under the Code, commonly referred to as a 401(k) plan, for substantially all U.S. salaried employees. This plan includes all U.S. Evenflo employees except employees covered by collective bargaining agreement, Piqua, Ohio non-union factory hourly employees and Suring, Wisconsin employees. Participants may make pre-tax contributions up to 15% of their aggregate annual salaries. The Company makes a 50% matching contribution on the first 6% of participant contributions. The Company does not match participant contributions in excess of 6%.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of shares of Common Stock as of March 27, 2000 by: (1) persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (2) each person who is a director of the Company; (3) each person who is a Named Executive Officer; and (4) all directors and executive officers of the Company as a group. Except as otherwise noted, the named individual or family members had sole voting and investment power with respect to such securities.

                                                           Beneficial Ownership        Percentage of class
Name of Beneficial Owner                                    of Common Stock            Outstanding (a)
------------------------                                   --------------------        -------------------
KKR 1996 GP LLC (b)                                           9,340,000                          93.4%
         c/o Kohlberg Kravis Roberts & Co. L.P.
         9 West 57th Street
         New York, NY 10019
Henry R. Kravis (b)
George R. Roberts (b)
Michael T. Tokarz (b)
Marc S. Lipschultz (b)
Great Star Corporation (c)                                      660,000                           6.6%
         c/o ABN Trustcompany
         (Cuaracao N. V.)
         P.O. Box 224
         15 Pietermaai
         Curacao, Netherlands Antilles
Edwin L. Artzt
Richard W. Frank (d)
Daryle A. Lovett (d)

All directors and executive officers as group (b)(c)(d)
--------------------------------------------------------------------------------

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulation of the Commission governing the determination of beneficial ownership of securities. Under the rules of Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic interest.

(b) Shares of Common Stock shown as beneficially owned KKR 1996 Fund L.P. are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP LLC is a Delaware limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A Gilhuly. Messrs. Kravis, Roberts and Tokarz became directors of the company on the Closing Date. Each of Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Tokarz, Greene , Golkin, Stuart and Gilhuly may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individual disclaims beneficial ownership of such shares. Mr. Marc S. Lipschultz became a director of the Company on the Closing Date and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Lipschultz disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P. KKR 1996 GP LLC is also the beneficial owner of approximately 9% of the outstanding shares of Spalding on a fully diluted basis.

(c) A trust for the benefit of the family of Mr. Gustavo Cisneros and a trust for the benefit of the family of Mr. Ricardo Cisneros each owns a 50% indirect beneficial ownership interest of Great Star. The trustees of both trusts are Dr. Peter Marxer and Protec Trust Management Establishment, each with the address Postfach 484, Heiligkreuz 6, L1 9490 Vaduz, Liechtenstein. Messrs. Gustavo and Ricardo Cisneros each may be deemed to have beneficial ownership of the shares beneficially owned by the trusts created by them. Messrs. Gustavo and Ricardo Cisneros each may also be deemd the beneficial owner of approximately 7% of the outstanding shares of Spalding held by Abarco. Messrs. Gustavo and Ricardo Cisneros each disclaims beneficial ownership of such shares.

(d) The Company has adopted the Evenflo Ownership Plan in 1999. During 1999, the Company decided to grant 1,544,448 options under the Plan , but definitive agreements were not completed as of March 27, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         KKR 1996 GP LLC beneficially owns 93.4% (9,340,000 shares) of the Company's outstanding shares of Common Stock. The managing members of KKR 1996 GP LLC are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael
W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton
S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Tokarz are also directors of the Company, as is Mr. Marc S. Lipschultz, who is an executive of KKR. Each of the members of KKR 1996 GP LLC is also a member of KKR & Co. L.L.C., which serves as the general partner of KKR. KKR assisted the Company in negotiating the Transactions and arranging the financing therefor, and was reimbursed for its expenses in connection therewith, and from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions, and certain other transactions. In addition, KKR has agreed to render management, business strategy, consulting and financial services to the Company for an annual fee of $300,000.

         Great Star holds 6.6% of the outstanding Common Stock and an affiliate, Abarco, holds approximately 7% of the outstanding shares of Spalding. A trust for the benefit of the family of Mr. Gustavo Cisneros and a trust for the benefit of the family of Mr. Ricardo Cisneros each owns a 50% indirect beneficial ownership interest in each of Great Star and Abarco. See "Transactions."

INDEMNIFICATION AGREEMENT

         On the Closing Date, Spalding and the Company entered into the Indemnification Agreement pursuant to which Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Evenflo related matters and the Company will agree to indemnify Spalding for all losses and liabilities of any kind relating to the Evenflo business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured prior to the Closing Date.

STOCKHOLDERS AGREEMENTS

         On the Closing Date, the Company, KKR 1996 Fund L.P. and Lisco entered into the KKR Stockholders Agreement pursuant to which Lisco has the right to participate pro rata in certain sales of Common Stock by KKR 1996 Fund L.P. and affiliates through a Tag Along and KKR 1996 Fund L.P. has the right to require Lisco to participate pro rata in certain sales of Common Stock by KKR 1996 Fund L.P. and affiliates through a Drag Along. The KKR Stockholders Agreements provides Lisco with "piggyback" registration rights and two demand registration rights and provides for certain restrictions and rights regarding the transfer of Common Stock by Lisco. The KKR Stockholders Agreement also grants Lisco the right to appoint one member of the Company's Board of Directors, subject to maintaining specified ownership thresholds.

         On the Closing Date, the Company, KKR 1996 Fund L.P. and Great Star entered into the Great Star Stockholders Agreement pursuant to which Great Star has a Tag Along right with respect to sales of Common Stock by KKR 1996 Fund L.P. and KKR Fund L.P. has a Drag Along right to require Great Star to participate in certain sales of Common Stock by KKR 1996 Fund L.P. The

Great Star Stockholders Agreement also provides Great Star certain "piggyback" registration rights and provides for certain restriction and rights regarding the transfer of Common Stock held by Great Star.

REGISTRATION RIGHTS AGREEMENT

         KKR 1996 Fund L.P. has the right, as described below, to require the company to register under the Securities Act shares of Common Stock held by it pursuant to the Fund Registration Rights Agreement. Such registration rights are generally available to KKR 1996 Fund L.P. until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. The Fund Registration Rights Agreement provides, among other things, that the company will pay all expenses in connection with the first six demand registrations requested by KKR 1996 Fund L.P. and in connection with any registration commenced by the Company as a primary offering in which KKR 1996 Fund L.P. participates through "piggyback" registration rights granted under such agreement. The Company has the right to postpone any demand registration if to register would require an audit of the Company other than its regular audit, if another registration statement has been declared effective under the Securities Act within 180 days or, for a period of 90 days, if the Company determines that it is in the best interests of the Company to do so. The rights of KKR 1996 Fund L.P. to exercise its "piggyback" registration rights are subject to the right of the Company to reduce on a pro rata basis among all requesting holders the number of requested shares of Common Stock to be registered if in the opinion of the managing underwriter the total number of shares to be so registered exceeds that number which may be sold without having an adverse effect on the price, timing or distribution of the offering of the shares.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS
                  ON FORM 8-K

(a)      Exhibits

   EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
   -----------      ------------------------------------------------------------
       *2.1         Stock Purchase Agreement dated as of July 30, 1998, between
                    KKR 1996 Fund L.P. and Lisco, Inc.
       *2.2         Stock Purchase Agreement, dated as of August 19, 1998,
                    between Great Star Corporation and Lisco, Inc.
       *3.1         Restated Certificate of Incorporation of Evenflo Company,
                    Inc. (the "Company").
       *3.2         By-Laws of the Company.
       *4.1         Indenture dated as of August 20, 1998, between the Company and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (the "Indenture").
       *4.2         Form of 11 3/4 % Senior Note due 2006 (included in
                    Exhibit 4.1).
       *4.3         Form of 11 3/4 % Series B Senior Note due 2006 (included in
                    Exhibit 4.1).
       *4.4         Registration Rights Agreement dated as of August 20, 1998, among the Company, Donaldson, Lufkin & Jenrette Securities
                    Corporation, Merrill Lynch, Pierce, Fenner & Smith
                    Incorporated and BancAmerica Robertson Stephens.
      *10.1         Credit Facility, dated as of August 20, 1998, among the
                    Company, the several lenders from time to time parties
                    thereto, and Bank of America National Trust and Savings
                    Association, as administrative agent.
      *10.2         Stockholders' Agreement, dated as of August 20, 1998, among the Company, KKR 1996 Fund L.P. and Lisco, Inc.
      *10.3         Stockholders' Agreement, dated as of August 20, 1998, among the Company, KKR 1996 Fund L.P. and Great Star Corporation.
      *10.4         Registration Rights Agreement, dated as of August 20, 1998, between the Company and Evenflo & Spalding Holdings
                    Corporation.
      *10.5         Indemnity Agreement, dated as of August 20, 1998, between
                    the Company and Evenflo & Spalding Holdings Corporation.
      *10.6         Transition Agreement, dated as of August 20, 1998, between the Company and Evenflo & Spalding Holdings Corporation.
      *10.7         Tax Allocation and Indemnification Agreement, dated as of
                    August 20, 1998, between the Company and Evenflo & Spalding
                    Holdings Corporation.
      *10.8         Change in Control Severance Agreement dated as of January 4,
                    1999, between the Company and George A. Harris.
     *10.10         Management Fee Agreement dated as of August 20, 1998,
                    between the Company and KKR.
       *21          List of Subsidiaries.
        23          Consent of Deloitte & Touche LLP, independent auditors, with respect to the Company.
        27          Financial Data Schedule for the year ended December 31,
                    1999.
      99.1          Evenflo Ownership Plan incorporated by reference from Form
                    S-8, filed on March 20, 2000, File No. 333-31528

* Previously filed and incorporated by reference from Amendment No. 3 to Form S-4 filed May 10, 1999, Registration No. 333-64893.

         (b) Financial Statement Schedules

Schedule II - Valuation Accounts and Reserves


                                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                                          FINANCIAL STATEMENT SCHEDULES
                                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                              (DOLLARS IN THOUSANDS)

                                                     BALANCE AT                                              BALANCE AT
YEAR ENDED DECEMBER 31, 1999                          12/31/98          ADDITIONS         DEDUCTIONS          12/31/99
---------------------------------------------     ----------------   ----------------  ----------------   ----------------
Doubtful accounts and allowances                         $ 1,177           $   525            $  (652)           $ 1,050


                                                     BALANCE AT                                              BALANCE AT
THREE MONTHS ENDED DECEMBER 31, 1998                   9/30/98          ADDITIONS         DEDUCTIONS          12/31/98
---------------------------------------------     ----------------   ----------------  ----------------   ----------------

Doubtful accounts and allowances                         $ 1,592            $    0            $  (415)           $ 1,177


                                                     BALANCE AT                                              BALANCE AT
YEAR ENDED SEPTEMBER 30, 1998                          9/30/97          ADDITIONS         DEDUCTIONS           9/30/98
---------------------------------------------     ----------------   ----------------  ----------------   ----------------

Doubtful accounts and allowances                         $ 1,407           $   384            $  (199)           $ 1,592


                                                     BALANCE AT                                              BALANCE AT
YEAR ENDED SEPTEMBER 30, 1997                          9/30/96          ADDITIONS         DEDUCTIONS           9/30/97
---------------------------------------------     ----------------   ----------------  ----------------   ----------------

Doubtful accounts and allowances                         $ 1,108          $  1,355           $ (1,056)           $ 1,407

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2000                          EVENFLO COMPANY, INC.

                               By:      /s/ Richard W. Frank
                                        -------------------------------------
                                        Richard W. Frank
                                        Chairman of the Board of Directors and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 27, 2000                          /s/ Richard W. Frank
                                        -------------------------------------
                                        Richard W. Frank
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer (Principal
                                        Executive Officer)

March 27, 2000                          /s/ Daryle A. Lovett
                                        -------------------------------------
                                        Daryle A. Lovett
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Accounting & Financial
                                        Officer)

March 27, 2000                          /s/ Henry R. Kravis
                                        -------------------------------------
                                        Henry R. Kravis
                                        Director

March 27, 2000                          /s/ George R. Roberts
                                        -------------------------------------
                                        George R. Roberts
                                        Director

March 27, 2000                          /s/ Michael T. Tokarz
                                        -------------------------------------
                                        Michael T. Tokarz
                                        Director

March 27, 2000                          /s/ Marc S. Lipschultz
                                        -------------------------------------
                                        Marc S. Lipschultz
                                        Director

March 27, 2000                          /s/ Edwin L. Artzt
                                        -------------------------------------
                                        Edwin L. Artzt
                                        Director