Form 10-Q
period 2000-03-31
EVENFLO CO INC
filed 2000-05-12
CIK 1071280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at March 31, 2000 was 10,000,000.

                      EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                       INDEX

                                                                                Pages
                                                                                -----

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                 December 31, 1999 and March 31, 2000                            2

          Condensed Consolidated Statements of Earnings (Loss) -
                 For the Three Months Ended March 31, 1999 and 2000              3

          Condensed Consolidated Statements of Cash Flows -
                 For the Three Months Ended March 31, 1999 and 2000              4

          Notes to Condensed Consolidated Financial Statements                   5 - 7

          Independent Accountants' Review Report                                 8

          Management's Discussion and Analysis of the Condensed
                 Consolidated Financial Statements                               9 - 12

Part II.  Other Information

          Item 1.   Legal Proceedings                                            13

          Item 6.   Exhibits and Reports on Form 8-K                             13

          Signatures                                                             14


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND MARCH 31, 2000         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)

                                                                     DECEMBER 31,         MARCH 31,
                                                                         1999                2000
                                                                     ------------        -----------

ASSETS

CURRENT ASSETS:
Cash                                                                 $     3,110         $    7,350
Receivables, less allowance of $ 1,050 and $1,132                         70,772             79,034
Inventories                                                               63,896             69,162
Deferred income taxes                                                      8,066              8,745
Prepaid expenses                                                             654              1,182
                                                                     ------------        -----------
                   TOTAL CURRENT ASSETS                                  146,498            165,473

Property, plant and equipment                                            126,246            127,113
Accumulated depreciation                                                 (61,823)           (65,572)
                                                                     ------------        -----------
Property, plant and equipment, net                                        64,423             61,541
Intangible assets, net                                                    44,779             44,392
Deferred income taxes                                                     14,429             14,362
Other                                                                      6,494              6,279
                                                                     ------------        -----------

                   TOTAL ASSETS                                      $   276,623         $  292,047
                                                                     ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                     $    29,706         $   39,988
Bankers acceptances and letters of credit                                 18,431             27,336
Accrued expenses                                                          32,068             25,233
                                                                     ------------        -----------
                   TOTAL CURRENT LIABILITIES                              80,205             92,557

Senior notes                                                             110,000            110,000
Revolving credit loans                                                    20,500             23,500
Pension and post-retirement benefits                                       5,742              5,757
                                                                     ------------        -----------
                   TOTAL LIABILITIES                                     216,447            231,814

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value, 10,000,000 shares authorized,
       400,000 shares outstanding (liquidation value, $40,000,000)        40,000             40,000
Common Stock:
       Class A,  $1 par value, 20,000,000 shares authorized;
                   10,000,000 shares outstanding                          10,000             10,000
       Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                            0                  0
Paid-in capital                                                           61,387             61,387
Retained earnings (deficit)                                              (47,161)           (47,361)
Accumulated other comprehensive earnings (loss)-currency
       translation adjustments                                            (4,050)            (3,793)
                                                                     ------------        -----------
                   TOTAL SHAREHOLDERS' EQUITY                             60,176             60,233
                                                                     ------------        -----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   276,623         $  292,047
                                                                     ============        ===========

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000         (DOLLAR AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------------------------
                                                           (Unaudited)       (Unaudited)

                                                            MARCH 31,         MARCH 31,
                                                              1999              2000
                                                           -----------       -----------

NET SALES                                                  $   94,860        $   94,324

      Cost of sales                                            72,806            72,113
                                                           -----------       -----------

GROSS PROFIT                                                   22,054            22,211

      Selling, general and administrative expenses             18,625            18,640
                                                           -----------       -----------

INCOME FROM OPERATIONS                                          3,429             3,571

      Interest expense, net                                     3,758             4,397
      Currency gain, net                                         (387)              (89)
                                                           -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                58              (737)

      Income taxes (benefit)                                      258              (537)
                                                           -----------       -----------

NET LOSS                                                   $     (200)       $     (200)
                                                           ===========       ===========

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000                         (DOLLAR AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)       (Unaudited)

                                                                            MARCH 31,         MARCH 31,
                                                                               1999              2000
                                                                           -----------       -----------

INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                        $     (200)       $     (200)
Adjustments to reconcile net earnings to net cash provided (used)
   by operating activities:
      Depreciation                                                              3,476             3,754
      Intangibles amortization                                                    387               387
      Deferred income taxes                                                        52              (612)
      Deferred financing cost amortization                                        185               187
      Change in working capital components:
           Receivables                                                        (15,971)           (8,262)
           Inventories                                                         (7,989)           (5,266)
           Current liabilities, excluding bank loans and payables              13,992            12,352
           Other, including currency translation adjustment                       357              (193)
                                                                           -----------       -----------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (5,711)            2,147

CASH FLOWS USED BY INVESTING ACTIVITIES - CAPITAL EXPENDITURES                 (3,505)             (907)
                                                                           -----------       -----------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES - BORROWINGS FROM
      REVOLVING CREDIT FACILITY                                                 7,000             3,000
                                                                           -----------       -----------


                                                                           -----------       -----------
CASH -        net change                                                       (2,216)            4,240
              beginning of period                                               4,197             3,110
                                                                           -----------       -----------
              end of period                                                $    1,981        $    7,350
                                                                           ===========       ===========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                   6,906             7,498
Income taxes paid                                                                 206                75


See Notes to Condensed Consolidated Financial Statements.

                      EVENFLO COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
       For the Three Months ended March 31, 1999 and 2000.  (Unaudited)

(Dollars in thousands)



1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of March 31, 2000 and the related statement of earnings (loss) and cash flows for the three months ended March 31, 1999 and 2000 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2000, results of operations for the three months ended March 31, 1999 and 2000, and cash flows for the three months ended March 31, 1999 and 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year 2000. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Form 10-K.



2.       INVENTORIES.

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

                                         December 31, 1999         March 31, 2000
                                         -----------------         --------------
         Finished goods                        $29,892                 $29,450
         Work in process                        13,232                  14,306
         Raw material                           20,772                  25,406
                                                ------                  ------
               Total inventories               $63,896                 $69,162
                                               =======                 =======

3.       COMPREHENSIVE INCOME.

                   The Company's comprehensive income consists solely of foreign currency translation adjustments related to its non-U.S. subsidiaries net earnings (loss). For the comparative three months ended March 31, 1999 and 2000, comprehensive income was as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                               -------------------
                                                               1999          2000
                                                               ----          ----
         Net loss                                             $(200)        $(200)
         Foreign currency translation adjustment                 78           257
                                                              ------        ------
         Comprehensive earnings (loss)                        $(122)        $  57
                                                              ======        ======

4.       SHAREHOLDERS EQUITY

                  PREFERRED STOCK. The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The average dividend rate, since inception of the dividend, with respect to the Cumulative Preferred Stock is 14.2% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through March 31, 2000, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $9,152.


5.       CONTINGENCIES

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

                    The Company has insurance to cover the cost of recalls and corrective actions. The policy has a deductible of $500 per occurrence and a limit of $10,000 per year.


6.       SEGMENT REPORTING

                                                                        Three Months Ended
                                                                              March 31,
                                                                       -------------------
                                                                       1999        2000
                                                                       ----        ----
         GEOGRAPHIC LOCATION

         NET SALES
                United States                                          $85,281     $83,384
                Other nations                                            9,579      10,940
                                                                       -------     -------
                       Total net sales                                 $94,860     $94,324
                                                                       =======     =======

         EARNINGS (LOSS) BEFORE INCOME TAXES
                United States                                          $ 3,463     $ 2,430
                Other nations                                              353       1,230
                Interest expense, net                                   (3,758)     (4,397)
                                                                       -------     -------
                       Earnings (loss) before income taxes             $    58     $  (737)
                                                                       =======     =======

                                                                      December      March
                                                                      31, 1999     31, 2000
                                                                      --------     --------
         IDENTIFIABLE ASSETS
                United States                                         $254,227     $268,324
                Other nations                                           22,396       23,723
                                                                      --------     --------
                       Total assets                                   $276,623     $292,047
                                                                      ========     ========

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of earnings (loss) and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company at December 31, 1999, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dayton, Ohio
May 11, 2000

                    EVENFLO COMPANY, INC.AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (DOLLAR AMOUNTS IN THOUSANDS)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("2000 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999 ("1999 THREE MONTHS")

         NET SALES. The Company's net sales declined to $94,324 in the 2000 three months from $94,860 for the 1999 three months, a decrease of $536 or 0.6%. U.S. net sales, including export sales, of $83,384 for the 2000 three months were $2,574 or 3.0% below U.S. sales for the 1999 three months of $85,281 due to strong competitive pressure in juvenile car seats, feeding, and bed and bath products. International net sales increased 14.2% to $10,940 in the 2000 three months from $9,579 for the 1999 three months. International net sales increased principally due to increased sales in Mexico and Canada, partially offset by lower sales in Europe and Asia.

         GROSS PROFIT. The Company's gross profit increased to $22,211 in the 2000 three months from $22,054 in the 1999 three months. As a percentage of net sales, gross profit increased slightly to 23.5% in the 2000 three months from 23.2% in the 1999 three months. The increase was due to (i) improved operating margins resulting from improved manufacturing efficiency, and (ii) favorable purchase prices and volume rebates from major suppliers.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $18,640 in the 2000 three months from $18,625 in the 1999 three months. As a percentage of net sales, SG&A expenses increased slightly to 19.8% in the 2000 three months from 19.6% in the 1999 three months. The slight increase in SG&A expenses was principally due to (i) increased selling expenses, and (ii) increased product development and engineering expenses. Partially offsetting these increases were reduced marketing support and administrative costs.

         INTEREST EXPENSE. Interest expense increased to $4,397 in the 2000 three months from $3,758 in the 1999 three months. The increase was due primarily to (i) increased amount outstanding under the revolving credit facility and (ii) higher interest rates.

         CURRENCY (GAIN) LOSS. The $89 currency gain in the 2000 three months is $298 lower than the gain reported in the 1999 three months. The currency impact is due primarily to the currency effect of a U.S. dollar denominated note payable of non-U.S. subsidiaries and the translation of the Company's Mexican subsidiary's operating results into U.S dollars.

         INCOME TAXES (BENEFIT). During the 2000 three months the Company recorded a tax benefit associated with the loss from U. S. operations. The loss from U.S. operations was offset in part by income from the Company's Canadian subsidiary. The earnings of the Company's Canadian subsidiary were not subject to income tax because of a net operating loss that was available to this subsidiary. The 1999 three months reflect a tax expense principally for non-U.S. income tax.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $100 million revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At March 31, 2000, the Company had $7,350 of cash. In addition, the Company had $34,224 in available borrowing capacity under its revolving credit facility.

         The Company currently believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, will be sufficient to fund the Company's currently anticipated working capital, capital expenditures, interest payments and other liquidity needs for the Company's 2000 fiscal year. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, meet the Company's increasingly restrictive debt covenants, make necessary capital expenditures or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurances that any such refinancings would be possible or that any such sales of assets or additional financing could be achieved on terms reasonably favorable to the Company.


CASH FLOWS

         2000 THREE MONTHS COMPARED TO THE 1999 THREE MONTHS. For the 2000 three months, the Company generated $1,240 in cash before financing activities, operating activities provided $2,147, and investments in capital expenditures totaled $907. In the 2000 three months net borrowings under the revolving credit facility increased $3,000.

         Net cash flow from operating activities for the 2000 three months provided $2,147 compared to $5,711 used in the 1999 three months. The $7,858 higher generation of cash for the 2000 three months compared to the 1999 three months was primarily due to changes in working capital components.

         Capital expenditures during the 2000 three months relate primarily to new product development, and projects to improve product quality and expansion of the business. During the 1999 three months capital expenditures were used to upgrade U.S. and international information systems.

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

         The Company's Adjusted EBITDA increased from $7,885 in the 1999 three months to $8,013 in the 2000 three months as indicated in the table below. There were no restructuring or unusual costs in either the 1999 three months or the 2000 three months.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     1999       2000
                                                     ----       ----

NET EARNINGS (LOSS)                                  $  (200)   $  (200)

      Income taxes (benefit)                             258       (537)
      Interest expense, net                            3,758      4,397
      Depreciation and amortization                    4,069      4,353
                                                     -------    -------

EBITDA                                                 7,885      8,013
                                                     -------    -------

      Unusual costs                                        0          0
                                                     -------    -------

ADJUSTED EBITDA                                      $ 7,885    $ 8,013
                                                     =======    =======


CURRENCY HEDGING

         In the 2000 three months, approximately 11.5% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar. Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,500 and $1,500 based on intercompany balances as of December 31, 1999 and March 31, 2000, respectively.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company has the 11.75% Notes due 2006 and the revolving credit facility to maintain the desired level of exposure to risk of interest rate fluctuations and to minimize interest expense. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. Recent increases in interest rates and higher utilization of the Company's revolving credit facility are expected to increase interest expense in 2000. There can be no assurances that interest rates will not materially change from existing levels.

FORWARD LOOKING STATEMENTS

         Certain statements made in this Management's Discussion and Analysis of the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking terminology, includes but is not limited to words such as "may," "intend," "will," "expect," "anticipate," "plan," "the Company believes," "management believes," "estimate," "continue," or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward looking statements.

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

Part II.   Other Information.


Item 1.    Legal Proceedings

           There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Form 10-K. The following summarizes significant developments in previously reported matters and any material claims asserted since December 31, 1999.

           In early April, the Company announced a consumer safety campaign for the On My Way-Registered Trademark- Position Right-TM- infant car seat base and is offering a free upgrade kit to owners. The Company has discovered that after repeated use by consumers, two alignment posts in the Position Right-TM-base can become bent. If the posts are bent, consumers may have difficulty installing the carrier onto the base. Bent posts could also interfere with proper latching of the carrier to the base preventing the child from being properly restrained. The kit prevents the posts in the base from bending. The car seats themselves still meet or exceed all federal safety standards. The Company estimates that the cost of this safety campaign will not exceed $500.



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of the exhibits included in the Form 10-Q:

           Exhibit 27 Financial data Schedule


B. The following Reports were filed by Evenflo Company, Inc. during the quarter ended March 31, 2000.

           None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.


                                         Evenflo Company, Inc. and Subsidiaries
                                         --------------------------------------
                                         (Registrant)



Date May 11, 1999                        /s/ Richard W. Frank
     ------------                        --------------------------------------
                                         Richard W. Frank
                                         Chairman of the Board of Directors and
                                                 Chief Executive Officer


Date May 11, 1999                        /s/ Daryle A. Lovett
     ------------                        --------------------------------------
                                         Daryle A. Lovett
                                         Executive Vice President Finance and
                                                 Chief Financial Officer