Form 10-Q
period 2000-06-30
EVENFLO CO INC
filed 2000-08-11
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
/x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                            OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________

Commission File No.: 333-64893

                              EVENFLO COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE
(State or other jurisdiction                          31-1360477
of incorporation or organization)          (I.R.S. Employer Identification No.)


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

                                  Yes /x/ No ___


The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at June 30, 2000 was 10,000,000.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                             PAGES
                                                                             -----

Part I.  Financial Information
         Condensed Consolidated Balance Sheets -
                  December 31, 1999 and June 30, 2000                          2

         Condensed Consolidated Statements of Earnings (Loss) -
                  Three and Six Months Ended June 30, 1999 and 2000            3

         Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 2000                      4

         Notes to Condensed Consolidated Financial Statements                5 - 7

         Independent Accountants' Review Report                                8

         Management's Discussion and Analysis of the Condensed
                  Consolidated Financial Statements                          9 - 13

Part II. Other Information

         Item 1.           Legal Proceedings                                   14

         Item 6.           Exhibits and Reports on Form 8-K                    14

         Signatures                                                            15



EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 2000         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                        December 31,     June 30,
ASSETS                                                                    1999             2000
------                                                                ------------       ----------
CURRENT ASSETS:
Cash                                                                $       3,110      $     1,463
Receivables, less allowance of $ 1,050 and $997                            70,772           79,994
Inventories                                                                63,896           72,625
Deferred income taxes                                                       8,066           10,582
Prepaid expenses                                                              654              834
                                                                      ------------       ----------
                   TOTAL CURRENT ASSETS                                   146,498          165,498

Property, plant and equipment                                             126,246          128,110
Accumulated depreciation                                                  (61,823)         (69,263)
                                                                      ------------       ----------
Property, plant and equipment, net                                         64,423           58,847
Intangible assets, net                                                     44,779           44,005
Deferred income taxes                                                      14,429           14,294
Other                                                                       6,494            6,073
                                                                      ------------       ----------

                   TOTAL ASSETS                                     $     276,623      $   288,717
                                                                      ============       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable                                                    $      29,706      $    30,139
Bankers acceptances and letters of credit                                  18,431           35,729
Accrued expenses                                                           32,068           27,680
                                                                      ------------       ----------
                   TOTAL CURRENT LIABILITIES                               80,205           93,548

Senior notes                                                              110,000          110,000
Revolving credit loans                                                     20,500           22,000
Pension and post-retirement benefits                                        5,742            5,667
                                                                      ------------       ----------
                   TOTAL LIABILITIES                                      216,447          231,215

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value, 10,000,000 shares authorized,
      400,000 shares outstanding (liquidation value, $40,000,000)          40,000           40,000
Common Stock:
      Class A,  $1 par value, 20,000,000 shares authorized;
                   10,000,000 shares outstanding                           10,000           10,000
      Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                             0                0
Paid-in capital                                                            61,387           61,387
Retained earnings (deficit)                                               (47,161)         (49,577)
Accumulated other comprehensive earnings (loss)-currency
      translation adjustments                                              (4,050)          (4,308)
                                                                      ------------       ----------
                   TOTAL SHAREHOLDERS' EQUITY                              60,176           57,502
                                                                      ------------       ----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $     276,623      $   288,717
                                                                      ============       ==========


See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000 (DOLLAR AMOUNTS IN THOUSANDS)                (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                       1999              2000            1999               2000
                                                    ----------        ----------      ------------       -----------
NET SALES                                           $ 70,185          $ 81,073        $ 165,045          $  175,397

  Cost of sales                                       53,171            62,153          125,977             134,266
                                                    ----------        ----------      ------------       -----------

GROSS PROFIT                                          17,014            18,920           39,068              41,131

  Selling, general and administrative expenses        15,944            17,257           34,569              35,897
                                                    ----------        ----------      ------------       -----------

INCOME FROM OPERATIONS                                 1,070             1,663            4,499               5,234

  Interest expense, net                                4,211             4,560            7,969               8,957
  Currency (gain) loss, net                             (310)              512             (697)                423
                                                    ----------        ----------      ------------       -----------

LOSS BEFORE INCOME TAXES                              (2,831)           (3,409)          (2,773)             (4,146)

  Income tax benefit                                  (1,124)           (1,193)            (866)             (1,730)
                                                    ----------        ----------      ------------       -----------
NET LOSS                                            $ (1,707)         $ (2,216)       $  (1,907)         $   (2,416)
                                                    ==========        ==========      ============        ==========

See Notes to Condensed Consolidated Financial Statements.


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000                               (Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)         (UNAUDITED)
                                                                              JUNE 30,            JUNE 30,
                                                                              1999                  2000
                                                                          ----------------      ------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                    $   (1,907)          $   (2,416)
Adjustments to reconcile net earnings to net cash used in
   operating activities:
      Depreciation                                                               6,925                7,560
      Intangibles amortization                                                     775                  774
      Deferred income taxes                                                     (1,338)              (2,381)
      Deferred financing cost amortization                                         372                  374
      Change in working capital components:
           Receivables                                                          10,080               (9,222)
           Inventories                                                         (24,535)              (8,729)
           Current liabilities                                                   6,373               13,343
           Other, including currency translation adjustment                        582                 (345)
                                                                              ---------            ---------
              NET CASH USED IN OPERATING ACTIVITIES                             (2,673)              (1,042)
                                                                              ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES                    (6,969)              (2,105)
                                                                              ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES - BORROWINGS FROM
           REVOLVING CREDIT FACILITY                                            10,300                1,500
                                                                              ---------            ---------

CASH -         net change                                                          658               (1,647)
               beginning of period                                               4,197                3,110
                                                                              ---------            ---------
               end of period                                                $    4,855           $    1,463
                                                                              =========            =========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                    7,860                8,769
Income taxes paid                                                                  472                  651


See Notes to Condensed Consolidated Financial Statements.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
     For the Three and Six Months ended June 30, 1999 and 2000. (Unaudited)

(Dollars in thousands)

1.     BASIS OF PRESENTATION

              The condensed consolidated balance sheet as of June 30, 2000 and the related statement of earnings (loss) for the three and six months ended June 30, 1999 and 2000 and the cash flows for the six months ended June 30, 1999 and 2000 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2000, results of operations for the three and six months ended June 30, 1999 and 2000, and cash flows for the six months ended June 30, 1999 and 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Form 10-K.

2.     ACCOUNTING POLICIES

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", ("SAB 101"), which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101, as amended, is effective for the fourth quarter of 2000. The Company is reviewing the impact of SAB 101 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.

3.     INVENTORIES

              Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.


                                             December 31, 1999  June 30, 2000
                                             -----------------  -------------
Finished goods                                    $29,892          $30,927
Work in process                                    13,232           15,590
Raw material                                       20,772           26,108
                                                  -------          -------
         Total inventories                        $63,896          $72,625
                                                  =======          =======

4.     COMPREHENSIVE INCOME

              The Company's comprehensive income consists solely of foreign currency translation adjustments related to its non-U.S. subsidiaries net earnings (loss). For the comparative three and six months ended June 30, 1999 and 2000, comprehensive income was as follows:

                                                        Three Months Ended         Six Months Ended
                                                              June 30,                  June 30
                                                         ------------------         -----------------
                                                         1999          2000         1999         2000
                                                         ----          ----         ----         ----
Net loss                                                $(1,707)     $(2,216)      $(1,907)    $(2,416)
Foreign currency translation                                 86         (515)          164        (258)
                                                        --------     --------     ---------    ---------
Comprehensive loss                                      $(1,621)     $(2,731)      $(1,743)    $(2,674)
                                                        ========     ========     =========    =========





5.     SHAREHOLDERS' EQUITY

              PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was 14.2% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through June 30, 2000, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $10,622.


6.     CONTINGENCIES

              The Company is both plaintiff and defendant in numerous lawsuits incidental to its operations, some alleging substantial claims. In addition, the Company's operations are subject to federal, state and local environmental laws and regulations. The Company has entered into settlement agreements with the U. S. Environmental Protection Agency and other parties on several sites and is still negotiating with respect to other sites. The settlement amounts and estimated liabilities are not significant.

              Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's condensed consolidated financial statements.

              Under an indemnification agreement entered into on August 20, 1998, as part of the separation of the Company from Spalding Holdings Corporation, Spalding Holdings Corporation agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Company matters and the Company agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Company's business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998.

              The Company has insurance to cover the cost of recalls and corrective actions. The policy has a deductible of $500 per occurrence and a limit of $10,000 per year.


7.     SEGMENT REPORTING

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                          -------------------------         ---------------------------
                                                          1999                 2000            1999                2000
                                                          ----                 ----            ----                ----
         GEOGRAPHIC LOCATION
         NET SALES
             United States                              $  59,254           $  69,216       $ 144,535           $ 152,600
             Other nations                                 10,931              11,857          20,510              22,797
                                                        ---------           ---------       ---------           ---------
                  Total net sales                       $  70,185           $  81,073       $ 165,045           $ 175,397
                                                        =========           =========       =========           =========

         EARNINGS (LOSS) BEFORE INCOME TAXES
             United States                              $     335           $     115       $   4,040           $   2,803
             Other nations                                  1,045               1,036           1,156               2,008
             Interest expense, net                         (4,211)             (4,560)         (7,969)             (8,957)
                                                        ---------           ---------       ---------           ---------

         Earnings (loss) before income taxes            $  (2,831)          $  (3,409)      $  (2,773)          $  (4,146)
                                                        =========           =========       =========           =========


                                                                December 31,  June 30,
                                                                   1999         2000
                                                                   ----         ----
         IDENTIFIABLE ASSETS
             United States                                      $ 254,227    $ 263,992
             Other nations                                         22,396       24,725
                                                                ---------    ---------
                  Total assets                                  $ 276,623    $ 288,717
                                                                =========    =========


                           INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of earnings (loss) for the three and six months ended June 30, 1999 and 2000 and of condensed consolidated cash flows for the six months ended June 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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

Dayton, Ohio
August 11, 2000

                  EVENFLO COMPANY, INC.AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 ("2000 THREE MONTHS") AND SIX MONTHS ENDED JUNE 30, 2000 ("2000 SIX MONTHS") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 ("1999 THREE MONTHS") AND SIX MONTHS ENDED JUNE 30, 1999 ("1999 SIX MONTHS").

         NET SALES. The Company's net sales of $81,073 in the 2000 three months compare to $70,185 for the 1999 three months, an increase of $10,888 or 15.5%. The Company's 2000 six months net sales of $175,397 compare to $165,045 for the 1999 six months, an increase of $10,352 or 6.3%. U.S. net sales, including export sales, of $69,216 for the 2000 three months increased $9,962, or 16.8%, from $59,254 for the 1999 three months. U.S. net sales, including export sales, of $152,600 for the 2000 six months, increased $8,065, or 5.6%, from $144,535 for the 1999 six months. U.S. sales increased due primarily to increased volume to major retailer customers. International net sales increased by 8.5% to $11,857 in the 2000 three months from $10,931 for the 1999 three months. In the 2000 six months, international sales increased by $2,287, or 11.2%, to $22,797 from $20,510 for the 1999 six months. International net sales increased principally due to increased sales volume in Canada and Mexico, partially offset by lower sales volume in Asia and Europe.

         GROSS PROFIT. The Company's gross profit increased to $18,920 in the 2000 three months from $17,014 in the 1999 three months. As a percentage of net sales, gross profit decreased to 23.3% in the 2000 three months from 24.2% in the 1999 three months. For the 2000 six months, gross profit increased by $2,063 or 5.3% to $41,131 from $39,068 for the 1999 six months. As a percentage of net sales, gross profit decreased to 23.5% in the 2000 six months from 23.7% in the 1999 six months. The margin decrease was due to (i) product category mix changes from the prior year, (ii) strong competitive pricing pressures, and (iii) higher raw material cost.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $17,257 in the 2000 three months from $15,944 in the 1999 three months. As a percentage of net sales, SG&A expenses decreased to 21.3% in the 2000 three months from 22.7% in the 1999 three months. For the 2000 six months SG&A expenses were $35,897, a $1,328 or 3.8% increase over the $34,569 reported for the 1999 six months. As a percentage of net sales, SG&A decreased to 20.5% in the 2000 six months from 20.9% in the 1999 six months. The percentage of net sales decreases in 2000 were due to reduced selling, product liability and safety campaign expenses. Partially offsetting the percentage of net sales decreases were (i) higher customer marketing and promotional costs and
(ii) increased product development and engineering expenses.

         INTEREST EXPENSE. Interest expense increased to $4,560 in the 2000 three months and $8,957 in the 2000 six months from $4,211 in the 1999 three months and $7,969 in the 1999 six months. The increase for both the 2000 three and six months over respective periods last year, was due to (i) higher outstanding balances under the revolving credit facility and (ii) higher interest rates.

         CURRENCY (GAIN) LOSS. The $512 currency loss in the 2000 three months and a $423 loss for the 2000 six months compares to a $310 gain for the 1999 three months and a $697 gain in the 1999 six months. The unfavorable impact of currency losses for the 2000 three and six months over the 1999 three and six months is due primarily to the currency effect of a U.S. dollar denominated note payable on the books of a non-U.S. subsidiary and the translation of the Company's Mexican subsidiary's operating results into U.S. dollars.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 2000 and 1999 three months and the 2000 and 1999 six months associated with loss from U.S. operations. The tax benefit for both the 2000 three months and six months is offset in part by tax expense from Mexico and Canadian provincial tax. The tax benefit for the 1999 six months is offset in part by tax expense principally from Mexico. No Canadian federal income tax expense was recorded as the earnings of the Company's Canadian subsidiary were offset by a net operating loss that was available to this subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At June 30, 2000 the Company had $1,463 of cash. In addition, the Company had $33,717 in available borrowing capacity under its revolving credit facility.

         The Company currently believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, will be sufficient to fund the Company's currently anticipated working capital, capital expenditures, interest payments and other liquidity needs for the Company's 2000 year. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, meet the Company's increasingly restrictive debt covenants, make necessary capital expenditures or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or obtain additional financing. There can be no assurances that any such refinancings would be possible or that any such sales of assets or additional financing could be achieved on terms reasonably favorable to the Company.

         The Company is currently discussing with Bank of America, the administrative agent for the revolving credit facility, an amendment to certain financial covenants for the period commencing with the third fiscal quarter of this fiscal year to reduce the restrictiveness of such covenants.

CASH FLOWS

         2000 SIX MONTHS COMPARED TO THE 1999 SIX MONTHS. For the 2000 six months, the Company used $3,147 in cash before financing activities, operating activities used $1,042 and investments in capital expenditures totaled $2,105. In the 2000 six months net borrowings under the revolving credit facility increased $1,500. For the 1999 six months, the Company used $9,642 in cash before financing activities to fund $2,673 in operating activities, primarily used cash for inventory, partially offset by lower receivables and increased current liabilities, and invested $6,969 in capital expenditures. In the 1999 six months the Company borrowed $10,300 under the revolving credit facility.

         Net cash used in operating activities for the 2000 six months was $1,042 compared to $2,673 in the 1999 six months. The $1,631 lower operating use of cash for the 2000 six months compared to the 1999 six months was primarily due to changes in working capital components.

         Capital expenditures during the 2000 six months relate primarily to new product development, and projects to improve quality and expansion of the business. During the 1999 six months capital expenditures were used to upgrade U.S. and international information systems.



EBITDA AND ADJUSTED EBITDA


         EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, extraordinary items and restructuring costs. Adjusted EBITDA is defined as EBITDA and unusual costs. EBITDA and Adjusted EBITDA are included because the Company believes it provides useful information regarding its ability to service its debt and because the Company understands that such information is considered to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA and Adjusted EBITDA do not, however, represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net earnings as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Because EBITDA and Adjusted EBITDA are not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.


         The Company's Adjusted EBITDA increased from $5,451 and $13,336 in the 1999 three and six months, respectively, to $5,556 and $13,569 in the 2000 three and six months, respectively, as indicated in the table below:

                                           Three Months Ended         Six Months Ended
                                                   June 30,               June 30,
                                            ------------------       -----------------
                                               1999       2000        1999        2000
                                            --------    --------     --------    --------
NET EARNINGS (LOSS)                          $(1,707)    $(2,216)    $(1,907)    $(2,416)

         Income taxes (benefit)               (1,124)     (1,193)       (866)     (1,730)
         Interest expense, net                 4,211       4,560       7,969       8,957
         Depreciation and amortization         4,071       4,405       8,140       8,758
                                            --------     --------     --------    --------
EBITDA                                         5,451       5,556      13,336      13,569
                                            --------     --------     --------    --------

         Unusual costs                             0           0           0           0
                                            --------     --------     --------    --------
ADJUSTED EBITDA                             $ 5,451      $ 5,556      $13,336    $13,569
                                            ========     ========     ========   ========



CURRENCY HEDGING

       In the 2000 six months, approximately 13% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar.

Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,500 and $1,600 based on intercompany balances as of December 31, 1999 and June 30, 2000, respectively.


INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a mix of debt maturities along with both fixed and variable-rate debt to manage its exposure to changes in interest rates. Recent increases in interest rates and higher utilization of the Company's revolving credit facility are expected to increase interest expense in 2000. There can be no assurances that interest rates will not materially change from existing levels.

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

Part II. Other Information.

Item 1.  LEGAL PROCEEDINGS.

         There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Form 10-K and Form 10-Q. The following summarizes significant developments in previously reported matters and any material claims asserted since March 31, 2000.

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       The following is an index of the exhibits included in the Form 10-Q:

         Exhibit 27 Financial data Schedule


B. The following Reports on Form 8-K were filed by Evenflo Company, Inc. during the quarter ended June 30, 2000.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                  EVENFLO COMPANY, INC. AND SUBSIDIARIES
                                  (Registrant)




Date  August 11, 2000             /s/ Richard W. Frank
      ----------------            ----------------------------------------
                                  Richard W. Frank
                                  Chairman of the Board of Directors and
                                       Chief Executive Officer


Date  August 11, 2000             /s/ Daryle A. Lovett
      ---------------             -----------------------------------------
                                  Daryle A. Lovett
                                  Executive Vice President Finance and
                                       Chief Financial Officer