Form 10-Q
period 2000-09-30
EVENFLO CO INC
filed 2000-11-14
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
                                            Yes  X   No
                                               ----    ----


The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at September 30, 2000 was 10,000,000.

                           EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                            INDEX

                                                                                                 Pages
                                                                                                 -----
Part I.           Financial Information

                  Condensed Consolidated Balance Sheets -
                           December 31, 1999 and September 30, 2000                                2

                  Condensed Consolidated Statements of Earnings (Loss) -
                  Three and Nine Months Ended September 30, 1999 and 2000                          3

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 2000                                    4

                  Notes to Condensed Consolidated Financial Statements                             5 - 8

                  Independent Accountants' Review Report                                           9

                  Management's Discussion and Analysis of the Condensed
                           Consolidated Financial Statements                                       10 - 14

Part II.          Other Information

                  Item 1.           Legal Proceedings                                              15

                  Item 6.           Exhibits and Reports on Form 8-K                               15

                  Signatures                                                                       16

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND SEPT. 30, 2000            (DOLLAR AMOUNTS IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                              (Unaudited)

                                                                         DECEMBER 31,        SEPTEMBER 30,
ASSETS                                                                        1999                2000
------                                                                   -----------         -----------
CURRENT ASSETS:
Cash                                                                       $   3,110           $   6,716
Receivables, less allowance of $ 1,050 and $996                               70,772              65,526
Inventories                                                                   63,896              70,312
Deferred income taxes                                                          8,066              12,403
Prepaid expenses                                                                 654               1,577
                                                                           ---------           ---------
                   TOTAL CURRENT ASSETS                                      146,498             156,534

Property, plant and equipment                                                126,246             129,468
Accumulated depreciation                                                     (61,823)            (72,980)
                                                                           ---------           ---------
Property, plant and equipment, net                                            64,423              56,488
Intangible assets, net                                                        44,779              43,618
Deferred income taxes                                                         14,429              14,227
Other                                                                          6,494               6,056
                                                                           ---------           ---------
                   TOTAL ASSETS                                            $ 276,623           $ 276,923
                                                                           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                           $  29,706           $  35,743
Bankers acceptances and letters of credit                                     18,431              23,715
Accrued expenses                                                              32,068              22,942
                                                                           ---------           ---------
                   TOTAL CURRENT LIABILITIES                                  80,205              82,400

Senior notes                                                                 110,000             110,000
Revolving credit loans                                                        20,500              23,000
Pension and post-retirement benefits                                           5,742               5,667
                                                                           ---------           ---------
                   TOTAL LIABILITIES                                         216,447             221,067

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value, 10,000,000 shares authorized,
      400,000 shares outstanding (liquidation value, $40,000,000)             40,000              40,000
Common Stock:
      Class A,  $1 par value, 20,000,000 shares authorized;
                   10,000,000 shares outstanding                              10,000              10,000
      Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                                0                   0
Paid-in capital                                                               61,387              61,387
Retained earnings (deficit)                                                  (47,161)            (51,437)
Accumulated other comprehensive earnings (loss)-currency
      translation adjustments                                                 (4,050)             (4,094)
                                                                           ---------           ---------
                   TOTAL SHAREHOLDERS' EQUITY                                 60,176              55,856
                                                                           ---------           ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 276,623           $ 276,923
                                                                           =========           =========

See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

(DOLLAR AMOUNTS IN THOUSANDS)        (Unaudited)
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30                 SEPTEMBER 30
                                                      ------------------------      ------------------------
                                                         1999           2000           1999           2000
                                                      ---------      ---------      ---------      ---------
NET SALES                                             $  93,550      $  83,077      $ 258,595      $ 258,474

       Cost of sales                                     70,178         64,931        196,155        199,197
                                                      ---------      ---------      ---------      ---------

GROSS PROFIT                                             23,372         18,146         62,440         59,277

       Selling, general & administrative expenses        18,049         16,935         52,618         52,832
                                                      ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                    5,323          1,211          9,822          6,445

       Interest expense, net                              4,448          4,708         12,417         13,665
       Currency (gain) loss, net                            156            183           (541)           606
                                                      ---------      ---------      ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES                         719         (3,680)        (2,054)        (7,826)

       Income tax benefit                                  (605)        (1,820)        (1,471)        (3,550)
                                                      ---------      ---------      ---------      ---------

NET EARNINGS (LOSS)                                   $   1,324      $  (1,860)     $    (583)     $  (4,276)
                                                      =========      =========      =========      =========

See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       (Unaudited)        (Unaudited)

                                                                       SEPTEMBER 30,      SEPTEMBER 30,
INCREASE (DECREASE) IN CASH                                                1999              2000
---------------------------                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $   (583)          $ (4,276)
Adjustments to reconcile net loss to net cash provided (used)
   by operating activities:
      Depreciation                                                        10,370             11,286
      Intangibles amortization                                             1,163              1,161
      Deferred income taxes                                               (2,012)            (4,135)
      Deferred financing cost amortization                                   561                370
      Other                                                                   46                (75)
      Change in working capital components:
           Receivables                                                     7,968              5,246
           Inventories                                                    (7,855)            (6,416)
           Current liabilities                                             2,366              2,195
           Other, including currency translation adjustment                  760               (826)
                                                                        --------           --------
              NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES            12,784              4,530


NET CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES              (8,794)            (3,424)
                                                                        --------           --------


NET CASH PROVIDED BY FINANCING ACTIVITIES - BORROWINGS FROM
           REVOLVING CREDIT FACILITY                                       2,200              2,500
                                                                        --------           --------


CASH-          net change                                                  6,190              3,606
               beginning of period                                         4,197              3,110
                                                                        --------           --------
               end of period                                            $ 10,387           $  6,716
                                                                        ========           ========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                             15,104             16,791
Income taxes paid                                                            541                585

See Notes to Condensed Consolidated Financial Statements.

                           EVENFLO COMPANY, INC. AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED
                                    FINANCIAL STATEMENTS
  For the Three and Nine Months ended September 30, 1999 and 2000. (Unaudited)

(Dollars in thousands)

1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of September 30, 2000 and the related statements of earnings (loss) for the three and nine months ended September 30, 1999 and 2000 and of cash flows for the nine months ended September 30, 1999 and 2000 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2000, results of operations for the three and nine months ended September 30, 1999 and 2000, and cash flows for the nine months ended September 30, 1999 and 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Form 10-K.


2        ACCOUNTING POLICIES

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", ("SAB 101"), which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101, as amended, is effective for the fourth quarter 2000. The Company is reviewing the impact of SAB 101 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.

                  In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in 1999 amended certain provisions of that Standard with SFAS No.
         138. In assessing the impact of the two FASB statements, the Company formed a team to educate finance and non-finance personnel on a global basis and identify known and embedded derivatives. The Company will adopt the provisions of SFAS Nos. 133 and 138 effective January 1, 2001. Based upon the review performed, management believes that the effect of adoption will not be significant (material) to the Company's results of operations, financial position or cash flows.

3.       INVENTORIES

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

                                                 December 31, 1999        September 30, 2000
                                                 -----------------        ------------------
         Finished goods                              $29,892                    $25,732
         Work in process                              13,232                     14,090
         Raw material                                 20,772                     30,490
                                                     -------                    -------
                  Total inventories                  $63,896                    $70,312
                                                     =======                    =======

4.       CREDIT FACILITY

                  On September 8, 2000, the Company amended its secured credit facility dated August 20, 1998 ("Credit Facility" with a syndicate of financial institutions. The Credit Facility provides for $100,000 of commitments for revolving credit loans, which may be used for working capital needs and general purposes, for special facility obligations (letters of credit and bankers' acceptances) and for borrowings on same day notice. The Credit Facility contains customary covenants, events of default, and restrictions on the Company's ability to engage in certain activities. The Credit Facility terminates on August 19, 2005.

                  The amendment modified certain financial covenants relating to an interest coverage ratio and a leverage ratio, increased bankers' acceptance limits from $30,000 maximum to $40,000 maximum and increased the additional minimum margin on the "eurodollar rate" and "base rate" interest calculation by 0.25%.


5.       COMPREHENSIVE EARNINGS (LOSS)


                  The Company's comprehensive earnings (loss) consist solely of net income adjusted for foreign currency translation adjustments. For the comparative three and nine months ended September 30, 1999 and 2000, comprehensive income was as follows:

                                       Three Months Ended                Nine Months Ended
                                       September 30,                     September 30,
                                       --------------------------        ---------------------------
                                       1999              2000              1999              2000
                                       ----              ----              ----              ----
Net earnings (loss)                    $ 1,324           $(1,860)          $  (583)          $(4,276)
Foreign currency translation              (140)              214                24               (44)
                                       -------           -------           -------           -------
Comprehensive earnings (loss)          $ 1,184           $(1,646)          $  (559)          $(4,320)
                                       =======           =======           =======           =======

6.       SHAREHOLDERS' EQUITY

                  PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was approximately 14.3% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through September 30, 2000, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $12,091.


7.       CONTINGENCIES

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

8.       SEGMENT REPORTING


                                                         Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                         ------------------------      ------------------------
                                                         1999           2000           1999           2000
                                                         ----           ----           ----           ----
         GEOGRAPHIC LOCATION

NET SALES
         United States                                   $  82,093      $  72,165      $ 226,628      $ 224,765
         Other nations                                      11,457         10,912         31,967         33,709
                                                         ---------      ---------      ---------      ---------
                  Total net sales                        $  93,550      $  83,077      $ 258,595      $ 258,474
                                                         =========      =========      =========      =========

EARNINGS (LOSS) BEFORE INCOME TAXES
         United States                                   $   4,750      $     148      $   8,790      $   2,951
         Other nations                                         417            880          1,573          2,888
         Interest expense, net                              (4,448)        (4,708)       (12,417)       (13,665)
                                                         ---------      ---------      ---------      ---------
         Earnings (loss) before
         income taxes                                    $     719      $  (3,680)     $  (2,054)     $  (7,826)
                                                         =========      =========      =========      =========


                                                          December      September
                                                          31, 1999      30, 2000
                                                         ---------      ---------
IDENTIFIABLE ASSETS
         United States                                   $ 254,227      $ 250,361
         Other nations                                      22,396         26,562
                                                         ---------      ---------
                  Total assets                           $ 276,623      $ 276,923
                                                         =========      =========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of earnings (loss) and cash flows for the three and nine month periods ended September 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company at December 31, 1999, and the related consolidated statements of earnings (loss) shareholders' equity and cash flows, for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Dayton, Ohio
November 10, 2000

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 THREE MONTHS") AND NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 NINE MONTHS") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 THREE MONTHS") AND NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 NINE MONTHS").

         NET SALES. The Company's net sales of $83,077 in the 2000 three months compare to $93,550 for the 1999 three months, a decrease of $10,473 or 11.2%. The Company's 2000 nine months net sales of $258,474 compare to $258,595 in the 1999 nine months, a decrease of $121, approximately even with prior year. U.S. net sales, including export sales, of $72,165 for the 2000 three months declined $9,928 or 12.1% from the 1999 three months of $82,093. U.S. net sales, including export sales, of $224,765 for the 2000 nine months, decreased $1,863 or 0.8%, from $225,628 for the 1999 nine months. U.S. sales declined due primarily to a reduction in sales of feeding products and juvenile car seats due to strong competitive pressure. In addition, in the 2000 three months, the customer's pattern of re-ordering changed in anticipation of the Company's fourth quarter release of several new product introductions. International net sales decreased 4.8% to $10,912 in the 2000 three months from $11,457 for the 1999 three months. For the 2000 nine months, international net sales increased by $1,742 or 5.4%, to $33,709 from $31,967 for the 1999 nine months. International net sales increased principally due to increased sales in Mexico and Canada, partially offset by lower sales in Asia and Europe.

         GROSS PROFIT. The Company's gross profit declined to $18,146 for the 2000 three months from $23,372 in the 1999 three months. As a percentage of net sales, gross profit decreased to 21.8% in the 2000 three months from 25.0% in the 1999 three months. For the 2000 nine months, gross profit decreased by $3,163 or 5.1% to $59,277 from $62,440 for the 1999 nine months. As a percentage of net sales, gross profit decreased to 22.9% in the 2000 nine months from 24.1% in the 1999 nine months. The decrease was due to unfavorable manufacturing variances, and a lower gross profit mix due to reductions in feeding products. The unfavorable manufacturing variance is primarily the result of the Company incurring increased freight charges to meet unforcasted customer demands for certain products.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses decreased to $16,935 in the 2000 three months from $18,049 in the 1999 three months. As a percentage of net sales, SG&A expenses increased to 20.4% in the 2000 three months from 19.3% in the 1999 three months. For the 2000 nine months SG&A expenses were $52,832, an increase of $214 or 0.4% over the $52,618 reported for the 1999 nine months. As a percentage of net sales, SG&A increased slightly to 20.4% in the 2000 nine months from 20.3% in the 1999 nine months. For the 2000 three months, the SG&A as a percentage of net sales increased by 1.1% due principally to lower net sales. During the 2000 three months, SG&A expenses were reduced in the following key areas:(i) outside services, (ii) customer marketing promotional costs and (iii) recruitment expenses. In the

2000 nine months, increased product development and engineering expenses resulted in total SG&A expenses being approximately the same as the 1999 nine months.

         INTEREST EXPENSE. Interest expense increased to $4,708 in the 2000 three months from $4,448 in the 1999 three months. For the 2000 nine months interest expense increased to $13,665 from $12,417 in the 1999 nine months. The increase for both the 2000 three and nine month periods over the respective periods last year was due to (i) higher outstanding balances under the revolving credit facility, and (ii) higher interest rates.

         CURRENCY (GAIN) LOSS. The $183 currency loss in the 2000 three months and a $606 loss for the 2000 nine months compare to a $156 loss for the 1999 three months and a $541 gain in the 1999 nine months. The unfavorable impact of currency losses for the 2000 three and nine months over the 1999 three and nine months is due primarily to the currency effect of U.S. dollar denominated transactions with non-U.S. subsidiaries.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 2000 and 1999 three months and the 2000 and 1999 nine months associated with losses from U.S. operations. The tax benefit for both the 2000 three months and nine months is offset in part by tax expense from Mexico and a Canadian provincial tax. The tax benefit for both the 1999 three months and nine months is offset in part by tax expense principally from Mexico. No Canadian federal income tax expense was recorded as the earnings of the Company's Canadian subsidiary were offset by a net operating loss that was available to this subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. At September 30, 2000, the Company had $6,716 of cash. In addition, the Company had $41,016 in available borrowing capacity under its revolving credit facility.

         During the 2000 three months the syndicate of financial institutions under the revolving credit facility and the Company agreed to amend certain financial covenants included in the revolving credit facility for the period commencing with the third fiscal quarter of this fiscal year. The amendment modified financial covenants relating to an interest coverage ratio and a leverage ratio, increased bankers' acceptance limit and increased the additional minimum margin on the "eurodollar rate" and the "base rate" interest calculation.

         The Company currently believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, will be sufficient to fund the Company's currently anticipated working capital, capital expenditures, interest payments and other liquidity needs for the Company's 2000 year. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, meet the Company's restrictive debt covenants, make necessary capital expenditures or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurances that any such refinancings would be possible or that any such sales of assets or additional financing could be achieved on terms reasonably favorable to the Company.


CASH FLOWS

         2000 NINE MONTHS COMPARED TO THE 1999 NINE MONTHS. For the 2000 nine months, the Company generated $1,106 in cash before financing activities, with operating activities generating $4,530, and investments in capital expenditures using $3,424. In the 2000 nine months net borrowings under the revolving credit increased $ 2,500. For the 1999 nine months, the Company generated $3,990 in cash before financing activities, including $12,784 provided by operating activities and invested $8,794 in capital expenditures. In the 1999 nine months net borrowings under the revolving credit facility increased by $2,200.

         Net cash provided by operating activities for the 2000 nine months was $4,530 compared to $12,784 in the 1999 nine months. The $8,254 lower cash provided from operating activities for 2000 nine months compared to the 1999 nine months was primarily due to decreased earnings and changes in working capital components.

         Capital expenditures during the 2000 nine months relate primarily to new product development, and projects to improve product quality and expansion of the business. During the 1999 nine months capital expenditures were made to upgrade U.S. and international information systems.


EBITDA AND ADJUSTED EBITDA

         EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, extraordinary items and restructuring costs. Adjusted EBITDA is defined as EBITDA and adjusted for unusual costs. EBITDA and Adjusted EBITDA are included because the Company believes they provide useful information regarding its ability to service its debt and because the Company understands that such information is considered to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA and Adjusted EBITDA do not, however, represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as a substitute for net earnings as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Because EBITDA and Adjusted EBITDA are not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

         The Company's Adjusted EBITDA decreased from $9,227 and $22,563 in the 1999 three and nine months, respectively, to $5,359 and $18,928 in the 2000 three and nine months, respectively, as indicated in the table below:


                                                Three Months Ended                    Nine Months Ended
                                                September 30,                         September 30,
                                                ----------------------------          ----------------------------
                                                1999               2000               1999               2000
                                                --------           ---------          ---------          ---------
NET EARNINGS (LOSS)                             $  1,324           $ (1,860)          $   (583)          $ (4,276)

         Income taxes (benefit)                     (605)            (1,820)            (1,471)            (3,550)
         Interest expense, net                     4,448              4,708             12,417             13,665
         Depreciation and amortization             4,060              4,331             12,200             13,089
                                                --------           --------           --------           --------

EBITDA                                             9,227              5,359             22,563             18,928
                                                --------           --------           --------           --------

         Unusual costs                                 0                  0                  0                  0
                                                --------           --------           --------           --------

ADJUSTED EBITDA                                 $  9,227           $  5,359           $ 22,563           $ 18,928
                                                ========           ========           ========           ========


CURRENCY HEDGING

         In the 2000 nine months, approximately 13% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar.

Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. In addition, the Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,500 and $1,600 based on intercompany balances as of December 31, 1999 and September 30, 2000, respectively.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. Recent increases in general interest rates, higher utilization of the Company's revolving credit facility and increases in interest cost due to the amendment of the revolving credit agreement are expected to increase interest expense in 2000. It is not expected that this increase will be significant. However, there can be no assurances that interest rates will not materially change from existing levels.

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

Part II.          Other Information.


Item 1.           Legal Proceedings.

                  There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Form 10-K and 10-Q's. The following summarizes significant developments in previously reported matters and any material claims asserted since June 30, 2000:

                  None.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of the exhibits included in the Form 10-Q:

                  Exhibit 27 Financial data Schedule.
                  Exhibit 10.1 Amendment No. 1 to Credit Facility, dated
                               August 20, 1998.


B. The following Reports on Form 8-K were filed by Evenflo Company, Inc. during the quarter ended September 30, 2000.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.





                                     Evenflo Company, Inc. and Subsidiaries
                                     --------------------------------------
                                     (Registrant)





Date November 13, 2000               /s/ Richard W. Frank
     -----------------               -----------------------------------------
                                     Richard W. Frank
                                     Chairman of the Board of Directors and
                                             Chief Executive Officer


Date November 13, 2000               /s/ Daryle A. Lovett
     -----------------               -----------------------------------------
                                     Daryle A. Lovett
                                     Executive Vice President and
                                             Chief Financial Officer