Form 10-K405
period 2000-12-31
EVENFLO CO INC
filed 2001-04-02
CIK 1071280

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended DECEMBER 31, 2000

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at December 31, 2000 was 10,213,372.
                 DOCUMENTS INCORPORATED BY REFERENCE : None

                 EVENFLO COMPANY, INC. AND SUBSIDIARIES
                            2000 FORM 10-K

                           TABLE OF CONTENTS

                                                                           PAGES

                                  Part I

Item 1.    Business                                                         3 - 10
Item 2.    Properties                                                       11
Item 3.    Legal Proceedings                                                12 -15
Item 4.    Submission of Matters to a Vote of Security Holders              15

                                  Part II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                              16
Item 6.    Selected Financial Data                                          17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        18 - 24
Item 7A    Quantitative and Qualitative Disclosures About Market Risk       25
Item 8.    Financial Statements and Supplementary Data                      26 - 50
Item 9.    Changes in and Disagreements with Accountants on Accounting      51
           and Financial Disclosure

                                  Part III

Item 10.   Directors and Executive Officers of the Registrant               51 - 54
Item 11.   Executive Compensation                                           55 - 57
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                       58 - 59
Item 13.   Certain Relationships and Related Transactions                   60 - 61

                                  Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                         62 - 63

Signatures                                                                  64

                                  PART I

ITEM 1.      BUSINESS

THE COMPANY

         Evenflo Company, Inc. ("Evenflo" or the "Company") is one of the largest manufacturers and marketers of specialty juvenile products, including juvenile travel systems, car seats, strollers, child carriers - soft carriers and frame carriers, stationary activity products, swings, gates, reusable and disposable baby bottle feeding systems, breast-feeding aids, as well as, pacifiers and oral development items, monitors and baby care products and accessories, tubs, high chairs, cribs and mattresses, and dressers and changing tables. Established in 1920, Evenflo is one of the oldest and most recognized names in the juvenile products industry, with a 97% brand awareness for infant feeding products among new mothers in the United States. The Company believes it is a leading supplier of juvenile products to such key retailers as Toys "R" Us, Wal-Mart, Kmart, Target and Sears. The Company sells its products in the United States and many international markets.

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

         Prior to August 20, 1998, the Company was a wholly owned subsidiary of Spalding and was included in the consolidated financial statements of Spalding. On August 20, 1998, (the "Closing Date") Spalding completed the recapitalization of the Company (the "Recapitalization") in which it became a stand-alone company. On that date, Spalding sold a 51% ownership interest (5,100,000 shares) of the common stock of the Company to KKR 1996 Fund L.P., ("KKR 1996 Fund"), a Delaware limited partnership affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"), a Spalding shareholder, for a purchase price of $25,500 and a 6.6% ownership interest (660,000 shares)
                                       3.

in the common stock of the Company to Great Star Corporation ("Great Star"), an affiliate of Abarco N.V. ("Abarco"), another Spalding shareholder, for a purchase price of $3,300 (collectively, the "Stock Acquisitions"). In addition KKR 1996 Fund purchased Spalding's investment (400,000 shares) in the Company's Cumulative preferred Stock for a purchase price of $40,000 (the "Preferred Stock Investment"). Such preferred stock, having a face value of $40,000 and an initial dividend of 14%, had been issued to Spalding prior to the Reorganization. Spalding had received the 400,000 shares of newly authorized Cumulative Preferred Stock as a distribution from the Company prior to the Closing Date (the "Preferred Stock Distribution"). Spalding retained a 42.4% ownership interest (4,240,000 shares) in the outstanding common stock of the Company. Since these transactions occurred between existing Spalding shareholders, the transactions (other than the Preferred Stock Distribution described above) did not affect the consolidated financial statements of the Company. KKR is a private equity firm specializing in management buyouts.

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

         In December 1999, KKR 1996 Fund L.P. purchased the 4,240,000 shares of Common Stock owned by Spalding. At December 31, 2000 the KKR 1996 Fund owned 91.4% of the Company's outstanding Common Stock.

         Early in the fourth quarter 2000, the Company sold 213,372 shares of Common Stock to members of the Company's management. In addition, these shareholders were given a certain amount of options to purchase Common Stock. These options are exercisable over a five year vesting period.

         In December 2000, Great Star transferred its ownership interest in the Company's Common Stock (660,000 shares, or 6.5%) to Stanford Investments LLC. Stanford Investments LLC is a Delaware limited liability company.

CHANGE IN FISCAL YEAR.

         In 1998, the Company changed its fiscal year end from September 30 to December 31.
                                       4.

GENERAL

         Evenflo distinguishes itself from its competitors by developing innovative, high quality products, which have sometimes redefined their product categories. The Company further distinguishes itself from its competitors through its co-branded product offerings with other national brands such as OSHKOSH B `GOSH(R) and SERTA(R).

         The Company operates under one operating segment. (See Note S to Financial Statements). The Company's products fall into four principal categories, representing the daily activities in which the products are used:
(i) "On The Go" products, including car seats, strollers, travel systems and carriers, (ii) "Play Time" products, including stationary activity products, swings, gates and doorway jumpers, (iii) "Bed and Bath" products, including cribs, monitors, mattresses, bath items and toilet trainers and (iv) "Feeding Time" products, including reusable and disposable nurser systems, breastfeeding aids, high chairs, oral development items such as teethers and pacifiers, bibs and other feeding accessories.

         The Company has been investing to develop and bring to market several new products across a broad spectrum of it's principal product categories. During fiscal 1997 and fiscal 1998, Evenflo invested an aggregate of approximately $108,000 to improve its operations, expand its product lines and support the growth of its base business. For the three months ending December 31, 1998, the Company invested $1,219 on new products and facilities maintenance. During 1999 the Company spent $3,573 on new products and $2,919 on maintenance, replacement and expansion. For the twelve months ending December 31, 2000 the Company invested $3,260 on new products and $2,387 on maintenance, replacements and expansion. In 1999, the Company completed an $11,563 project to upgrade the Company's computer systems, spending $6,809 during 1999 and $4,754 in 1998. In March 1998, Evenflo completed a $15,900 capital expenditure program ($12,800 of which was invested in fiscal 1997 and fiscal 1998) ("Project Discover") to improve productivity and increase capacity levels by reengineering its Piqua, Ohio assembly lines and reconfiguring its principal warehouse. In April 1997, Evenflo acquired certain net assets of Gerry Baby Products ("Gerry") for a purchase price of $68,652 (the "Gerry Acquisition"). The Gerry Acquisition provided Evenflo with additional market leading products in categories such as gates, monitors, infant carriers and baths, which complemented the Company's traditional strengths in juvenile furniture and infant feeding products. To realize the manufacturing efficiencies achievable through the Gerry Acquisition, Evenflo invested an additional $7,400 to integrate the Gerry operations into the Company's Piqua, Ohio and Canton, Georgia plants. The Company realized significant production efficiencies in calendar 1999 from Project Discovery and the integration of Gerry. In addition, the Company has implemented a stock-keeping unit ("SKU") rationalization program (the "SKU Rationalization ") to discontinue a substantial number of SKUs the Company had produced in order to eliminate certain low margin SKUs and to decrease the manufacturing burden of producing a significant number of product variations. The SKU Rationalization generated a $7,883 non-cash charge in the three months ended December 31, 1998 to eliminate certain items of inventory that were not to be carried forward. During 1999, the Company refined the inventory control process with the implementation of a tightly controlled SKU add/drop ("SKAD") process. For 1999 and 2000, the Company had disposed of $5,294 and $1,822 of such inventory, leaving $767 to be scrapped or sold. The Company believes the remaining items will be eliminated during 2001 and this effort will contribute to a reduction in inventory levels and an improvement in margins.
                                       5.

CUSTOMERS

         The five largest customers of Evenflo represented approximately 77% of Evenflo's gross U.S. sales for the year ended December 31, 2000. For 2000, the five largest customers were Toys"R"Us, Wal-Mart, K-Mart, Target and Sears representing 41%, 13%, 9%, 8% and 6%, respectively, of gross U.S. sales for such period. For fiscal 1999, the five largest customers of Evenflo represented approximately 74% of Evenflo's gross sales with Toys"R"Us, Wal-Mart, Target, Sears and K-Mart representing 35%, 13%, 10%, 9% and 7%, respectively, of gross U.S. sales for such period. No other customer accounted for more than 10% of Evenflo's worldwide gross sales. The Company has strong, long-standing relationships with many of its largest customers. As is customary in the industry, the Company's products are generally purchased by means of purchase orders. The Company's products are sold in the United States and in 61 foreign countries. The Company's sales organization in the United States is divided into national accounts, regional accounts and food and drug accounts. Customer business teams provide service to each of Evenflo's five largest customers; Toys'R'Us, Wal-Mart, K-Mart, Target, and Sears. For other U.S. accounts, the Company's selling efforts are conducted through 18 independent manufacturer's representatives. Food and drug accounts are sold through eight food brokers that carry Evenflo's merchandise.

GROWTH OUTSIDE THE UNITED STATES

         Evenflo believes that the higher birth rates, the adoption of mandatory automobile child restraint laws, increasing income levels, the lowering of trade barriers and the standardization of regulations in certain world markets present significant growth opportunities. Evenflo has had an international presence for over 50 years, selling its products in 61 foreign countries, with established operations in Canada and Mexico. International sales represented $45,579 or 13% of Evenflo's net sales in 2000. In 1999 international sales represented $44,137 or 13% of net sales. For the 1998 three months ended December 31, 1998 international sales were $8,817. For the year ended September 30, 1998 international sales totaled $36,348.

         The Company's international sales have historically been made primarily through its Canadian and Mexican operations and independent distributors selling to customers in 61 foreign countries. Recently, the Company has made the decision to replace the existing direct marketing sales operations in Europe and Asia with distributorships.

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

         In order to further distinguish its products, the Company has arrangements with other national brands such as Serta, Disney (in Mexico and the Caribbean market only) and OshKosh in co-branded product offerings such as new infant mattresses by SERTA(R), and Feeding Time products decorated
                                       6.

with DISNEY BABIES(R) (in Mexico & Caribbean market only) characters. As part of its co-branding strategy, Evenflo introduced a line of OSHKOSH B'GOSH(R) by Evenflo products, including car seats, strollers, and carriers, which the Company believes is the first product grouping with an integrated look of this kind in the industry.

         Marketing programs are national in scope and primarily consist of print advertising, trade and consumer promotions and targeted sampling. The Company collaborates with significant accounts to develop shelf space allocations for the Company's products in upcoming selling seasons. For key accounts, the Company also designs in-store promotional displays for products, including new product introductions. Advertising and promotion expenditures amounted to approximately 6% of Evenflo's net sales in 2000, 1999, and 1998.

         In addition to traditional advertising and promotion efforts, the Company is allocating resources to public relations and grass-roots efforts, including promotions with Lamaze and SAFE KIDS CAMPAIGN(R). Marketing is supported at the consumer level through the Company's Internet site (www.evenflo.com), Parent Link(TM), and through a toll-free consumer hotline staffed by Evenflo Parent Link(TM) Resource Center service representatives to address questions on products and safety.

ENGINEERING AND PRODUCT DEVELOPMENT

         Evenflo dedicates substantial resources to its product development and engineering efforts. In 2000, the Company spent $3,513 on new product research and development. In 1999 the Company invested $2,669 on new product research and development. As of December 31, 2000, Evenflo's research and development group has developed 259 U.S. patents and 123 foreign patents. Evenflo has developed a number of innovative infant and juvenile products, including the first fully transparent baby bottle, the first decorated nurser, the first convertible (infant to toddler) car seat to pass applicable federal testing standards and the first juvenile stationary activity product. Evenflo strives to consistently introduce innovative new products. For example, the Company introduced the HORIZON convertible car seat and the DISCOVERY infant car seat in 1998. In addition, by designing a car seat that attaches to a stroller to form a new travel system, Evenflo has created incremental growth opportunities in the stroller category and introduced a higher-end travel system in 1999. In 2000 the Company introduced several new products these include the EVENFLO(R) ELITE(TM) SENSITIVE RESPONSE WIDE NURSER SYSTEM(TM), EVENFLO(R) SOFT & STURDY SWING with the patented STABILIZER(TM) BAR, EVENFLO(R) EXPRESS(TM) BOOSTER CAR SEAT, and EVENFLO(R) EASY COMFORT(TM) HIGH CHAIR. Each new product Evenflo develops is subjected to extensive evaluation for quality and safety. At December 31, 2000, Evenflo had 39 patents pending at the U.S. Patent and Trademark Office.

SUPPLY CHAIN

         Evenflo maintains six manufacturing and assembly plants located in Ohio, Georgia, Alabama, Wisconsin and two in Mexico. Evenflo also operates distribution centers in Canada and the Philippines and has a joint manufacturing arrangement with a French corporation for the manufacture and distribution of ON MY WAY car seats and the EXERSAUCER in European markets. Evenflo manufactures bottles and nipples and assembles certain infant feeding and baby care products primarily at its facilities in Canton, Georgia and Mexico City. Car seats, high chairs, mattresses and stationary activity products are assembled at Evenflo's plant in Piqua, Ohio. Jasper, Alabama serves
                                       7.

as a soft good manufacturing feeder plant for the final assembly operations in Ohio. Evenflo's cribs are manufactured and assembled at a facility in Tijuana, Mexico, while other wood products (primarily gates) are produced at its plant in Suring, Wisconsin. In 1998, the Company completed the elimination of Gerry's manufacturing and distribution operations at Thornton, Colorado and the integration of those operations into the Company's Piqua, Ohio and Canton, Georgia facilities and closed the Thornton facility. In addition to the integration of Gerry into the Company's operations, the Company completed the reengineering of the Piqua assembly lines to improve productivity and capacity, including the installation of large-piece injection molding equipment. As part of this project, the Company also redesigned the Piqua and Canton warehouses, installed computer-controlled fabric cutting systems in Jasper and centralized the Company's administrative offices in Vandalia, Ohio. As a result of Project Discover, Evenflo believes it is the only major U.S. juvenile products manufacturer with ISO 9000 registration status.

         Evenflo's sourced products are manufactured according to its specifications by third-party manufacturers within the United States and abroad, primarily in China, Thailand, Taiwan, Hong Kong and other Southeast Asian countries. Products representing 27% of Evenflo's net sales in fiscal 1998 were produced by foreign third-party manufacturers and only one supplier accounted for products representing more than 10% of Evenflo's 1998, 1999 and 2000 net sales. For the three months ended December 31, 1998 and twelve months ended December 31, 1999, sales of products, which were manufactured in foreign countries, represented approximately 41% of the Company's net sales. For the twelve months ended December 31, 2000 foreign country sourced products represented 27% of the Company's net sales. Lerado China Limited, Hong Kong , China, accounted for products representing approximately 14%, 22%, 14% of Evenflo's fiscal 1998, 1999, 2000 net sales respectively. Evenflo continually monitors its sourced products with a staff headquartered in Hong Kong to improve the quality of its sourced products. Evenflo believes it has alternative sources of supply for nearly all of the products currently produced by third-party manufacturers; however, any interruption in the supply of such goods or increase in price or decline in quality could have a material adverse effect on the Company's results of operations.

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

COMPETITION

         The juvenile product industry is highly competitive and is characterized by frequent introductions of new products, often accompanied by advertising and promotional programs. Evenflo competes with numerous national and international companies which manufacture and distribute infant and juvenile products, a number of which have greater financial and other resources at their disposal. Evenflo's principal competitors include Newell/Rubbermaid Inc.(owner of Century/Graco),
                                       8.

Dorel Industries, Inc. (owner of Cosco and Safety 1st), First Years, Fisher-Price division of Mattel, Gerber, Johnson & Johnson, Kolcraft, and Playtex.

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

PATENTS AND TRADEMARKS

         Evenflo has proprietary rights to a number of trademarks that are important to its business, including EVENFLO, GERRY and SNUGLI. In addition the Company has non-exclusive licenses to use DISNEY BABIES(R) characters on many of its products in the Mexican and Caribbean markets, exclusive licenses to use the OSH KOSH B'GOSH(R) brand on car seats, carriers, play yards and strollers in the United States and Canada and a non-exclusive license to the SERTA(R) brand on its juvenile mattresses in the United States.

         The policy of the Company is to protect proprietary products by obtaining patents for such products when practicable. At December 31, 2000, Evenflo owned 220 U.S. patents, 79 foreign patents and 186 U.S. and 395 foreign registered trademarks. The Company had 39 U.S. and 44 foreign patent applications and 59 U.S. and 33 foreign trademarks pending. In addition to its patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how. The Company believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, the Company vigorously protects its intellectual property rights. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of the Company or of third parties.

         Although the Company believes that, collectively, its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.
                                       9.

SEASONALITY

         The Company's business is seasonal based on the juvenile product buying patterns of Evenflo's major customers. For 2000, quarterly net sales as a percentage of total sales were approximately 27%, 24%, 24% and 25%, respectively, for the first through the fourth quarters of the year. The Company's need for cash historically has been greater in its first and second quarters.

EMPLOYEES

         As of December 31, 2000, the Company has 2,296 employees of whom 1,470 were located in the U.S and 826 located in other countries. The Company's success is dependent upon its ability to attract and retain qualified employees.

         At the Company's facilities, approximately 521 of the Company's employees are represented under collective bargaining agreements. Employees located at the Company's manufacturing facility in Jasper, Alabama have a contract that expires on September 30, 2001. Employees located in Mexico City, Mexico at the Company's manufacturing and warehousing facility have an annual contract that expires December 31, 2001. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are expected.

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

         The following table sets forth information as of December 31, 2000 with respect to the manufacturing, warehousing and office facilities used by the Company in its businesses:

                                                                       OWNED/   SQUARE
LOCATION                   DESCRIPTION                                 LEASED   FOOTAGE

Canton, Georgia            Manufacturing/Warehousing/Office             Owned   380,500
Jasper, Alabama            Manufacturing/Office                         Owned   103,000
Rogers, AR                 Sales Office                                Leased     2,050
Paramus, NJ                Sales Office                                Leased     2,100
Troy, MI                   Sales Office                                Leased     1,600
Minneapolis, MN            Sales Office                                Leased     1,944
Piqua, Ohio                Manufacturing/Warehousing/Office             Owned   347,400
Piqua, Ohio                Warehousing                                 Leased    87,800
Piqua, Ohio                Warehousing                                  Owned   155,000
Piqua, Ohio                Warehousing                                 Leased    47,300
Piqua, Ohio                Warehousing                                 Leased    49,940
Sidney, Ohio               Warehousing                                 Leased   225,000
Vandalia, Ohio             Offices                                     Leased    40,513
Suring, Wisconsin          Manufacturing/Warehousing/Office             Owned   139,984
Suring, Wisconsin          Warehousing                                 Leased     3,200
Suring, Wisconsin          Warehousing                                 Leased     7,000
Mexico City, Mexico        Manufacturing/Warehousing/Office             Owned    76,308
Tijuana, Mexico            Manufacturing                                Owned    50,061
Oakville, Ontario, Canada  Warehousing/Office                          Leased    26,780
Pasig City, Philippines    Office                                      Leased     2,422
Kowloon, Hong Kong         Office                                      Leased     2,444
Paris, France              Office                                      Leased       900
Taipei, Taiwan             Office                                      Leased     2,100
Kuala Lumpur, Malaysia     Office                                      Leased       700

ITEM 3. LEGAL PROCEEDINGS

PRODUCT REGULATION; PRODUCT RECALLS

         The Company's products are subject to the provisions of the Federal Consumer Product Safety Act; the Federal Hazardous Substances Act, and The Highway Safety Act of 1970 (collectively, the "Safety Acts") and the regulations promulgated thereunder. The Safety Acts authorize the Consumer Product Safety Commission ("CPSC") to protect the public from products, which present a substantial risk of injury. The Highway Safety Act of 1970 authorizes the National Highway Traffic Safety Administration (the "NHTSA") to protect the public from risks of injury from motor vehicles and motor vehicle equipment. The CPSC, the NHTSA and the Federal Trade Commission (the "FTC") can initiate litigation requesting that a manufacturer be required to remedy, repurchase or recall articles which fail to comply with federal regulations, which contain a safety related defect or which represent a substantial risk of injury to users. They may also impose fines or penalties on the manufacturer. Similar laws exist in some states and in other countries in which the Company markets its products. Any recall of its products could have a material adverse effect on the Company.

         The Company has insurance to cover the costs of recalls and corrective actions. The policy has a deductible of $500 per occurrence and coverage of up to $10,000 per year. This insurance policy has been in effect since January 1999 and the Company has not made a claim under this policy since the inception of the coverage.

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

         The Company is indemnified by Huffy Corporation ("Huffy"), pursuant to the Gerry Acquisition purchase agreement for any liability arising out of claims with respect to products shipped prior to the date of the Gerry Acquisition (April 1997). These indemnification agreements are effective only to the extent that the other companies can perform.

         The Company had three product recalls and took four corrective actions with respect to recalled and other products over the course of the past three years. Corrective actions are steps taken by the Company short of a recall which involve delivering instructions or repair kits to consumers in order to assure proper usage and performance of a product. In 2000, the Company undertook two corrective actions. The first 2000 campaign provided owners of certain Evenflo ON MY WAY POSITION RIGHT infant car seat convenience bases with a free upgrade kit to keep the alignment posts in the base from bending. The Company estimates the total cost of this corrective action to be $650. The second 2000 campaign involved the Gerry TRAILTECH frame carrier. The Company provided owners with free replacement soft goods. The Company is being indemnified for the majority of the costs of this corrective action campaign by Spalding (52%) and Huffy (45%). Expenses relating to all product recalls and corrective actions for the twelve months ended December 31, 2000 were $975 of which $525 is for the premium for recall insurance.
                                       12.

In 1999, the Company recalled its SNUGLI FRONT AND BACK PACK soft infant carrier affecting approximately 325,000 units due to the potential of an infant slipping through the leg opening. Cost of this recall is estimated at $600. The Company is indemnified by Spalding and Huffy for 61% and 37% of the cost, respectively. Expenses relating to all product recalls and corrective actions for the twelve months ended December 31, 1999 were $762, of which $538 was for the premium for recall insurance purchased in January 1999. In fiscal 1998, the aggregated cost of recalls and corrective actions was $5,200. Included in fiscal 1998 was the corrective action offer of a repair kit for the ON MY WAY car seat in March 1998 affecting approximately 800,000 units due to the potential slippage of the handle lock when used as a carrier. In May 1998 the Company recalled the TWO-IN-ONE booster car seat affecting approximately 32,000 units due to cracking and breakage during testing. In addition, on November 24, 1998, the Company reannounced its December 1996 corrective action for its HOUDINI play yards affecting approximately 200,000 units, as part of an industry wide corrective action for play yards with protruding rivets. The Company anticipates that this recall will cost approximately $100 in the aggregate. The Company is indemnified by Spalding for the costs of the recall of the HOUDINI play yards under the terms of the Indemnification Agreement.

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


PRODUCT LIABILITY LITIGATION

         Due to the nature of the products, the Company has been engaged in, and will continue to be engaged in, the defense of product liability claims related to its products, particularly with respect to juvenile car seats and play yards. Such claims have caused the Company to incur material litigation and insurance expense. From April 1, 1988 to December 31, 2000, approximately 323 product liability claims have been brought against the company, 226 of which related to juvenile car seats.

         Based on its experience with product liability claims, the amount of reserves established for product liability claims against it and the levels of insurance that it maintains, the Company believes that there are no product liability claims pending which, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, due to the inherent uncertainty of litigation, it is possible that the Company may be subject
                                       13.

to adverse judgments which, singly or in the aggregate, could be substantial in amount and may not be covered by insurance or reserves. In addition, no assurance can be given that in the future a claim will not be brought against the Company which would have a material adverse effect on the Company. In addition, in any product liability claim, a judgment against the Company may include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Any such judgement for punitive damages would be material to the Company. In addition, because there may be a lapse of time between a product recall or corrective action and the filing of lawsuits against the Company relating to alleged defects, the Company may experience, due to the occurrence of a number of recent recalls and corrective actions, an increase in the number of product liability claims in future periods.

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


IMPACT OF ENVIRONMENTAL REGULATIONS

         The Company's operations are subject to federal, state, local and non-U.S. environmental laws and regulations that impose limitations on the discharge of pollution into the environment and establish standards for handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and remediation of environmental contamination (collectively "Environmental Laws"). Risks of significant costs and liabilities are inherent in the Company's operations and facilities as they are with other companies engaged in like businesses. The Company believes that its operations are in substantial compliance with the terms of all applicable Environmental Laws as currently interpreted.

         While historically the costs of environmental compliance have not had a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company, the Company cannot predict with certainty its future costs of environmental compliance because of continually changing compliance standards and technology. Compliance with such requirements may
                                       14.

make it necessary, at costs which may be substantial, to retrofit existing facilities with additional pollution-control equipment and to undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes.

         The Company has been named as a potentially responsible party ("PRP") with respect to the generation and disposal of hazardous substances at the Miami County Incinerator Site, in Miami County, Ohio (the "Miami Site") and the Mid-State Disposal landfill (the "Mid-State Site") in Marathon County, Wisconsin under the federal "Superfund" statute. Pursuant to various federal, state and local laws and regulations, PRPs can become liable for such costs of removal and/or remediation of those hazardous substances disposed on, or in or about such properties. The liability imposed by the Superfund statute and analogous state statutes generally is joint and several and imposed without regard to whether the generator knew of, or was responsible for, the presence of such hazardous substances. The Company estimates its liability with respect to the Miami Site is approximately $86 in the aggregate, $55 of which was paid through December 31, 2000, and with respect to the Mid-State Site is $105 in the aggregate, all of which has been paid, based on its share of Environmental Protection Agency estimates of cleanup costs, settlement negotiations and discussions with contractors. However, there can be no assurance that such liabilities will not exceed the estimate. Prior to the consummation of the Transactions, Spalding and its subsidiaries were identified as PRPs at 14 sites, including the Miami Site and Mid-State Site. The Company has been indemnified by Spalding for environmental liabilities unrelated to the business of the Company, which might be incurred regarding these sites. The Company does not anticipate that any material expenditures will be required regarding these sites.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

(a) MARKET INFORMATION

         The Company's Common Stock is privately held and therefore is not traded or listed on any Stock Exchange.

(b) SHAREHOLDER INFORMATION

         Beneficial ownership of 91.4% of the shares of the Class A Common Stock and Cumulative Preferred Stock are owned by KKR 1996 GP LLC and are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. Stanford Investments LLC holds 6.5% of the shares of the Class A Common Stock. Evenflo management group holds 2.1% of the Class A Common Stock.

         As of March 27, 2001, there were 10,213,372 shares of Class A Common Stock outstanding and held of record by 23 shareholders and 400,000 shares of non voting Cumulative Preferred Stock outstanding and held of record by one shareholder.


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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                        THREE
                                                                                        MONTHS      YEAR         YEAR
                                                    YEARS ENDED SEPTEMBER 30,           ENDED       ENDED        ENDED
                                              --------------------------------------   DECEMBER    DECEMBER     DECEMBER
                                                                                          31,         31,          31,
                                                  1996          1997         1998        1998        1999         2000
       (dollar amounts in thousands)           -----------    ----------   ----------   -----------  ----------  ---------

OPERATING STATEMENT DATA
Net Sales                                         $243,399      $303,320     $346,621      $74,768    $343,588    $351,318
Cost of Sales                                      184,967       242,502      278,252       69,027     262,215     273,059
                                               -----------    ----------   ----------   ----------   ---------    --------
Gross profit                                        58,432        60,818       68,369        5,741      81,373      78,259

Selling, general and administrative expenses        42,801        52,232       63,133       16,071      71,693      73,386
Allocated Spalding expenses                          2,500         2,900        2,566            0           0           0
Restructuring costs                                      0         8,371        2,666            0           0           0
1994 Management Stock Ownership Plan exp             2,621             0            0            0           0           0
                                               -----------    ----------   ----------   ----------   ---------    --------
Income (loss) from operations                       10,510       (2,685)            4     (10,330)       9,680       4,873
Interest expense, net                                4,128         7,243       11,458        4,220      16,696      18,432
Currency (gain) loss, net                              204            47        1,076        (251)       (357)         757
                                               -----------    ----------   ----------   ----------   ---------    --------
Earnings (loss) before income taxes and
extraordinary loss                                   6,178       (9,975)     (12,530)     (14,299)     (6,659)    (14,316)
Income taxes (benefit)                               3,197       (4,364)      (4,171)      (5,413)     (2,329)     (4,808)

                                               -----------    ----------   ----------   ----------   ---------    --------
Earnings (loss) before extraordinary loss            2,981       (5,611)      (8,359)      (8,886)     (4,330)     (9,508)
Extraordinary (loss) on early                        (560)             0      (1,304)            0           0
extinguishment of debt, net of
tax benefit of $360 and $696
                                               -----------    ----------   ----------   ----------   ---------   ---------
Net earnings (loss)                               $  2,421     $ (5,611)     $(9,663)     $(8,886)   $ (4,330)    $(9,508)
                                                  ========     =========     ========     ========   =========   =========

                                               ===========    ==========   ==========   ==========  ==========  ==========

OTHER DATA
EBITDA and Adjusted EBITDA:
  Net earnings (loss)                             $  2,421     $ (5,611)     $(9,663)     $(8,886)   $ (4,330)    $ (9,508)
  Income taxes (benefit)                             3,197       (4,364)      (4,171)      (5,413)     (2,329)      (4,808)
  Interest expense                                   4,128         7,243       11,458        4,220      16,696      18,432
  Depreciation and amortization                      6,502         9,313       13,869        3,568      16,034      16,640
  Restructuring costs                                    0         8,371        2,666            0           0           0
  Extraordinary loss                                   560             0        1,304            0           0           0

                                               -----------    ----------   ----------   ----------   ---------    --------
    EBITDA                                          16,808        14,952       15,463       (6511)      26,071      20,756
  Unusual costs                                      3,642         9,758        5,194        7,883           0           0

                                               -----------    ----------   ----------   ----------   ---------    --------
    Adjusted EBITDA                               $ 20,450     $  24,710     $ 20,657      $ 1,372    $ 26,071    $ 20,756
                                                  ========     =========     ========      =======    ========    ========

Statements of cash flows:
  Operating activities                            $ 24,287     $   (942)     $(6,789)     $(8,345)    $  (486)    $(7,345)
  Investing activities                             (9,740)      (89,579)     (18,118)      (2,400)    (13,301)     (7,493)
  Financing activities                            (12,244)        87,312       30,513        7,800      12,700      38,467

BALANCE SHEET DATA
Working Capital                                   $ 21,819     $  52,226     $ 64,202     $ 60,823    $ 66,293    $ 94,518
Total assets                                       177,391       255,205      285,361      275,864     276,623     307,625
Total long term debt                                43,000        95,966      110,000      117,800     130,500     167,900
Preferred Stock                                          0             0       40.000       40,000      40,000      40,000
Common Shareholders' equity                         61,825        63,719       34,447       24,386      20,176      11,104

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATION

TWELVE MONTHS ENDED DECEMBER 31, 2000 ("2000 TWELVE MONTHS") COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1999 ("1999 TWELVE MONTHS").

         NET SALES. The Company's 2000 twelve months net sales increased to $351,318 from $343,588 for the 1999 twelve months, an increase of $7,730 or 2.2%. U.S. net sales, including export sales, of $305,739 for the 2000 twelve months increased $6,288 or 2.1% from the 1999 twelve months of $299,451. U.S. net sales increased primarily because of increased volume for strollers and travel systems. U.S. net sales of feeding products and juvenile car seats declined due to strong competitive pressure. International net sales increased 3.3% to $45,579 in the 2000 twelve months, from $44,137 for the 1999 twelve months. International net sales increased principally due to increased sales in Mexico, partially offset by lower net sales in Asia and Europe. Net sales in Canada were approximately the same for the 2000 twelve months and the 1999 twelve months.

         GROSS PROFIT. The Company's gross profit decreased to $78,259 in the 2000 twelve months from $81,373 in the 1999 twelve months. As a percentage of net sales, gross profit decreased to 22.3% in the 2000 twelve months from 23.7% in the 1999 twelve months. The decrease was due to unfavorable manufacturing variances, and a lower gross profit mix due to reduced sales in feeding products. The unfavorable manufacturing variance is primarily the result of (i) under absorption of fixed costs at certain plant locations due to excess capacity, (ii) supply chain inefficiencies that cause the Company to incur increased freight and expediting charges to meet customer demands for certain products.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $73,386 in the 2000 twelve months from $71,693 in the 1999 twelve months. As a percentage of net sales, SG&A expenses remained at 20.9% for both the 2000 twelve months and the 1999 twelve months. During the 2000 twelve months, the Company increased marketing promotional costs, and also increased product development and engineering expenses compared to the 1999 twelve months.

         INTEREST EXPENSE. Interest expense increased to $18,432 in the 2000 twelve months from $16,696 in the 1999 twelve months. The increase was due to
(i) higher outstanding balances under the revolving credit facility, and (ii) higher interest rates.

         CURRENCY (GAIN) LOSS. The $757 currency loss in the 2000 twelve months compare to a $357 currency gain in the 1999 twelve months. The unfavorable impact of currency losses for the 2000 twelve months over the 1999 twelve months is due primarily to the currency effect of U.S. dollar denominated transactions with non-U.S. subsidiaries.
                                       18.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 2000 and 1999 twelve months associated with losses from U.S. operations. The tax benefit for both periods was offset in part by tax expense principally from the Company's Mexican subsidiary.


YEARS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 1998

TWELVE MONTHS ENDED DECEMBER 31, 1999 ("1999 TWELVE MONTHS") COMPARED TO THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 TWELVE MONTHS").

         NET SALES. The Company's 1999 twelve months net sales of $343,588 compare to $346,621 in the 1998 twelve months, a decrease of $3,033 or 0.9%. U.S. net sales, including export sales, of $299,451 for the 1999 twelve months declined $10,822 or 3.5% from the 1998 twelve months of $310,273. U.S. sales declined due primarily to a reduction in sales of juvenile car seats due to strong competitive pressures. International net sales increased 21.4% to $44,137 in the 1999 twelve months, from $36,348 for the 1998 twelve months. International net sales increased principally due to increased sales in Mexico, Asia and Europe, partially offset by lower net sales in Canada.

         GROSS PROFIT. The Company's gross profit increased to $81,373 in the 1999 twelve months from $68,369 in the 1998 twelve months. As a percentage of net sales, gross profit increased to 23.7% in the 1999 twelve months from 19.7% in the 1998 twelve months. The increase was due to (i) improved operating margins resulting from improved manufacturing efficiencies, (ii) favorable purchase prices and volume rebates from major suppliers, and (iii) increased overhead absorption.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the 1999 twelve months SG&A expenses were $71,693, an increase of $8,560 or 13.6% over the $63,133 reported for the 1998 twelve months. The 1999 twelve months increase was due to (i) increased outside services to aid in the re-engineering of certain business processes, (ii) increased expense associated with expanding international operations, (iii) higher customer marketing promotional costs, implementation of customer business teams, (iv) additional recruitment expenses and (v) new product engineering and design expenses.

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

         CURRENCY (GAIN) LOSS. The $357 currency gain in the 1999 twelve months compares to a $1,076 loss for the 1998 twelve months. The currency improvement for 1999 twelve months over the 1998 twelve months is due primarily to the currency effect of a U.S. dollar denominated note payable
                                       19.

of non-U.S. subsidiaries and the translation of our Mexican subsidiary's operating results into U.S. dollars.

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

THREE MONTHS ENDED DECEMBER 31, 1998 ("1998 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 THREE MONTHS")

         NET SALES. The Company's net sales increased to $74,768 for the 1998 three months from $71,290 for the 1997 three months, an increase of $3,478 or 4.9%. The net sales increase was principally due to (i) increased distribution of the convenience stroller line and travel systems due to an expanded product line following the Gerry Acquisition and (ii) increased net sales of play yards due to the introduction of the PLAY CRIB during 1998, partially offset by (i) the discontinuance of certain Gerry booster car seats and high chairs and (ii) the reduction in sales of convertible car seats and activity centers due to competition from new entries.

         GROSS PROFIT. The Company's gross profit decreased to $5,741 in the 1998 three months from $11,580 in the 1997 three months, a decrease of $5,839. The Company's gross margin decreased to 7.7% in the 1998 three months from 16.2% in the 1997 three months, due principally to a $7,883 inventory write-down resulting from a decision to discontinue certain products due to the SKU Rationalization. Without this write-down the Company's gross margin would have increased to 18.2% in the 1998 three months from 16.2% in the 1997 three months, due principally to (i) the Gerry integration, (ii) a reduction in some material prices and (iii) improved manufacturing costs due to Project Discover.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $16,071 in the 1998 three months from $13,203 in the 1997 three months. As a percentage of net sales, SG&A expenses increased to 21.5% in the 1998 three months from 18.5% in the 1997 three months. The Company's $2,868 increase in SG&A expenses was principally due to (i) a $1,200 royalty income settlement on play yards and strollers that offset SG&A expenses in 1997 and was not repeated in 1998, (ii) $700 in corporate administrative expenses previously allocated from Spalding and included as a separate line item in 1997, (iii) increased outside services to aid in re-engineering processes and
(iv) a $300 increase in product liability expense. A decrease in expense of $400 resulted from lower product safety campaign expenses.

         RESTRUCTURING COSTS. In the 1998 three months and the 1997 three months, the Company incurred no expenses and $60, respectively.

         INTEREST EXPENSE. Interest expense increased to $4,220 in the 1998 three months from $2,494 in the 1997 three months. The increase was due primarily to the issuance of the Notes.

         CURRENCY (GAIN) LOSS. The currency gain of $251 in the 1998 three months compares to the currency loss of $77 in the 1997 three months.
                                       20.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash balances, cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic investments. At December 31, 2000, the Company had $26,739 of cash, compared to $3,110 at December 31, 1999. The cash balance of $26,739 as of December 31, 2000 was available for working capital requirements subsequent to year end. The revolving credit facility subjects the Company to certain restrictions and covenants related to, among other things, minimum interest coverage, maximum leverage ratio restrictions on capital expenditures, and no dividend payments. At December 31, 2000, the Company had $57,900 in borrowings outstanding under the revolving credit facility and utilized $18,837 for banker's acceptances and letters of credit. The Company had $8,308 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 liquidation preference of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. As of December 31, 2000 the average dividend rate on the Cumulative Preferred Stock was approximately 14.25%.

         During 2000, the syndicate of financial institutions under the revolving credit facility and the Company agreed to amend certain financial covenants included in the revolving credit facility for the period commencing with the third fiscal quarter of 2000. This amendment ("Amendment No. 1") modified financial covenants relating to an interest coverage ratio and a leverage ratio, increased the bankers' acceptance limit and increased the additional margin on the "eurodollar rate" and the "base rate" interest calculation.

         The syndicate of financial institutions under the revolving credit facility and the Company agreed to further amend certain financial covenants included in the revolving credit facility for the period commencing with the fourth fiscal quarter of 2000. This amendment ("Amendment No. 2") (i) modified financial covenants relating to an interest coverage ratio and a leverage ratio,
(ii) imposed stricter limits on the Company's ability to make capital expenditures, (iii) required that the Company pledge certain additional assets,
(iv) modified certain other sections of the revolving credit facility to tighten the covenants on the Company and (v) further increased the additional margin on the "eurodollar rate" and the "base rate" interest calculation.

         The Company anticipates cash outlays of approximately $13,500 during 2001 for capital expenditures for new products, cost reduction and replacement of assets, which it expects to be paid out of existing cash balances, cash generated from operations and borrowings under the revolving credit facility.

         The Company currently believes that cash flow from operating activities, together with borrowings available under its revolving credit facility, and cash on hand will be sufficient to fund the Company's currently anticipated working capital, capital expenditures, interest payments and other liquidity needs for the Company's 2001 year. Any future acquisitions, joint ventures or other similar transactions will likely require approval by the syndicate under the revolving credit facility and additional capital and there can be no assurance that any such capital will be available to the
                                       21.

Company on acceptable terms or at all. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, meet the Company's increasingly restrictive debt covenants, make necessary capital expenditures or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets, as permitted by the revolving credit facility or to obtain additional financing. There can be no assurances that any such refinancings would be possible or that any such sales of assets or additional financing could be achieved on terms acceptable to the Company.

         The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L.P. may, from time to time depending on market conditions, purchase senior notes previously issued by the Company in the open market or by other means.

CASH FLOWS

         2000 TWELVE MONTHS COMPARED TO THE 1999 TWELVE MONTHS. For the 2000 twelve months the Company used $7,345 in cash for operating activities, and invested $7,493 in capital expenditures. The Company increased its borrowing by $37,400 under the revolving credit facility. At December 31, 2000 the Company had $26,739 in cash.

         Net cash used by operating activities for the 2000 twelve months was $7,345 compared to $486 in the 1999 twelve months. The $6,859 lower cash provided from operating activities for 2000 twelve months compared to the 1999 twelve months was primarily due to decreased earnings and changes in working capital components.

         Capital expenditures during the 2000 twelve months relate primarily to new product development, and projects to improve product quality and expansion of the business. During the 1999 twelve months capital expenditures were made to upgrade U.S. and international information systems.

         1999 TWELVE MONTHS COMPARED TO THE 1998 TWELVE MONTHS. For the 1999 twelve months, the Company used $486 in cash for operating activities, and invested $13,301 in capital expenditures. In addition, the Company increased its' borrowing by $12,700 under the revolving credit facility.

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

         1998 THREE MONTHS COMPARED TO 1997 THREE MONTHS. For the 1998 three months, the company used $10,745 in cash before financing activities to fund $8,345 in operating activities and invest $2,400 in capital expenditures. Cash used in operating activities and investing activities in the 1998 three months was funded from $7,800 of financing activities, resulting in a $2,945 decrease in cash.
                                       22.

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

         The Company's Adjusted EBITDA decreased to $20,756 in the 2000 twelve months, from $26,071 in the 1999 twelve months, as indicated in the table in
Item 6. For the twelve months ended December 31, 2000 and 1999 no unusual costs are included in Adjusted EBITDA.

FORWARD LOOKING STATEMENTS

         Certain statements made in this Management's Discussion and Analysis of the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking terminology, includes but is not limited to words such as "may," "intend," "will," "expect," anticipate," "plan," "the Company believes," "management believes," "estimate," "continue," or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward looking statements.

         Forward looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company or any of its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Accordingly, the Company hereby identifies the following important factors as some of the factors that could cause the
                                       23.

Company's financial results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: Heightened competition, including specifically the intensification of price competition, the development and introduction of new products and entry by competitors into new product markets; higher selling, general and administrative expenses, including advertising and promotion; significant indebtedness of the Company; the restrictive covenants included in its debt arrangements; need to continue introduction of products that represent an improvement over our existing products, or which are more successful than competitors' innovations; failure to obtain new customers or retain existing key customers or the effects of inventory reductions by key accounts; ability to maintain and increase shelf space for our products at key accounts; inability to carry out domestic and foreign marketing and sales plans; decline in international sales due to economic disruptions in certain foreign countries, or due to fluctuations in currency exchange rates; increased manufacturing costs, including inability or reduced ability to have products manufactured overseas and the cost of raw materials; loss of the services of one or more key personnel; changes in operating strategy or development plans; any protracted labor relations dispute; changes in the Company's capital expenditure plan; continued consolidation in the retail industry; general domestic and foreign economic downturns; changes in or failure to comply with government regulations; and product recalls, corrective actions and liability claims and product liability litigation and the impact on sales of adverse publicity and news coverage due to any recall, corrective action or litigation.

         The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

         The Company purchases significant amounts of product from China. Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar. In addition, the Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,100, $800, $1,500 and $1,600 based on intercompany balances as of September 30, 1998, December 31, 1998, 1999 and 2000 respectively.

         In the 1998 twelve months and the 1999 and 2000 twelve months, approximately 10%, 13%, and 13% respectively, of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company has not entered into, nor does it currently anticipate entering into, any foreign currency hedging transactions.


INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in calendar 2001, although there can be no assurances that interest rates will not materially change.

         The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                             27

Consolidated Financial Statements as of December 31, 1999 and 2000 and for the year ended September 30, 1998 for the three months ended December 31, 1998 and for the years ended December 31, 1999 and 2000:


Consolidated Statements of Operations                                                    28

Consolidated Balance Sheets                                                              29

Consolidated Statements of Cash Flows                                                    30

Consolidated Statements of Preferred Stock and Common Shareholders' Equity
and Comprehensive Earnings (Loss)                                                        31

Notes to Consolidated Financial Statements                                               32 - 50

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Evenflo Company, Inc.:

We have audited the accompanying consolidated balance sheets of Evenflo Company, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, preferred stock and common shareholders' equity and comprehensive earnings (loss) and cash flows for the year ended September 30, 1998, for the three month period ended December 31, 1998 and for the years ended December 31, 1999 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evenflo Company, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the year ended September 30, 1998, for the three- month period ended December 31, 1998 and for the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Dayton, Ohio
March 16, 2001

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 1998, FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            THREE MONTHS
                                                           YEAR ENDED          ENDED                 YEAR ENDED
                                                          SEPTEMBER 30,      DECEMBER 31,            DECEMBER 31,
                                                         -------------      -------------     ---------------------------

                                                             1998               1998              1999         2000

NET SALES                                                   $346,621           $ 74,768          $343,588      $351,318

Cost of sales                                                278,252             69,027           262,215       273,059
                                                            =========          =========         ---------     ---------

GROSS PROFIT                                                  68,369              5,741            81,373        78,259
Selling, general and administrative expenses                  63,133             16,071            71,693        73,386
Allocated Spalding expenses                                    2,566
Restructuring costs                                            2,666
                                                            ---------          ---------         ---------     ---------


INCOME (LOSS) FROM OPERATIONS                                      4            (10,330)            9,680         4,873
Interest expense, net                                         11,458              4,220            16,696        18,432
Currency (gain) loss, net                                      1,076               (251)             (357)          757
                                                            =========          =========         ---------     ---------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS              (12,530)           (14,299)           (6,659)      (14,316)
Income taxes (benefit)                                        (4,171)            (5,413)           (2,329)       (4,808)
                                                            ---------          ---------         ---------     ---------

LOSS BEFORE EXTRAORDINARY LOSS                                (8,359)            (8,886)           (4,330)       (9,508)
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $696                     (1,304)
                                                            ---------          ---------         ---------     ---------

NET LOSS                                                    $ (9,663)          $ (8,886)         $ (4,330)     $ (9,508)
                                                            =========          =========         =========     =========


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------


                                                                                                       DECEMBER 31,
                                                                                               --------------------------

ASSETS                                                                                             1999         2000
Current assets:
  Cash                                                                                             $  3,110     $ 26,739
  Receivables, less allowance of $1,050 and $701, respectively                                       70,772       74,378
  Inventories                                                                                        63,896       70,252
  Deferred income taxes                                                                               8,066        3,980
  Other                                                                                                 654        1,532
                                                                                                 ------------ ----------
          Total current assets                                                                      146,498      176,881

Property, plant and equipment, net                                                                   64,423       57,592
Intangible assets, net                                                                               44,779       43,230
Deferred financing costs                                                                              4,965        4,396
Deferred income taxes                                                                                14,429       24,066
Other                                                                                                 1,529        1,460
                                                                                                 ------------ ----------

          Total assets                                                                             $276,623     $307,625
                                                                                                 ============ ==========

LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

Current liabilities:
  Bankers acceptances and letters of credit                                                        $ 18,431     $ 18,837
  Accounts payable                                                                                   29,706       38,469
  Accrued expenses                                                                                   32,068       25,057
                                                                                                 ------------ ----------

          Total current liabilities                                                                  80,205       82,363

Senior notes due 2006                                                                               110,000      110,000
Revolving Credit Facility                                                                            20,500       57,900
Pension                                                                                               4,238        4,697
Postretirement benefits                                                                               1,504        1,561
                                                                                                 ------------ ----------

          Total liabilities                                                                         216,447      256,521
                                                                                                 ------------ ----------
Commitments and Contingencies (Notes N and P)

Preferred stock - $.01 par value, 10,000,000 shares authorized; 400,000 shares outstanding (liquidation value of $53,510, including dividends
  of $13,510)                                                                                        40,000       40,000
Common shareholders' equity:
  Common stock:
    Class A -$1 par value, 20,000,000 shares authorized; 10,000,000 and
    10,213,372 shares outstanding at December 31, 1999 and 2000, respectively                        10,000       10,213
    Class B - $1 par value, 5,000,000 shares authorized; none outstanding                                 0            0
Paid-in capital                                                                                      61,387       62,241
Retained earnings (deficit)                                                                         (47,161)     (56,669)
Accumulated other comprehensive earnings (loss) - currency translation adjustments                   (4,050)      (4,681)
                                                                                                 ------------ ----------

          Total liabilities and shareholders' equity                                               $276,623     $307,625
                                                                                                 ============ ==========


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 1998, FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 (DOLLAR AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------

                                                                                    THREE
                                                                  YEAR ENDED      MONTHS ENDED          YEAR ENDED
                                                                  SEPTEMBER 30,   DECEMBER 31,         DECEMBER 31,
                                                                 -------------   --------------   -----------------------
INCREASE (DECREASE) IN CASH                                          1998            1998             1999        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (9,663)     $   (8,886)       $  (4,330)  $  (9,508)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Non-cash writedown of inventories                                                 7,883
    Depreciation                                                     12,341           3,180           13,628      14,226
    Intangibles amortization                                          1,528             388            1,550       1,549
    Deferred income taxes                                            (5,181)         (4,113)          (3,027)     (5,551)
    Deferred financing cost amortization                                196             189              750         569
    Extraordinary loss on early extinguishment of debt                2,000
    Other                                                               468             163              701
    Changes in working capital components:
      Receivables                                                   (20,807)          8,907            8,833      (3,606)
      Inventories                                                     7,589          (7,293)         (11,354)     (6,356)
      Current liabilities                                             5,389          (7,812)          (8,432)      2,158
      Other                                                            (649)           (951)           1,195        (826)
                                                                  ----------     -----------       ----------  ----------
          Net cash flows used in operating activities                (6,789)         (8,345)            (486)     (7,345)
                                                                  ----------     -----------       ----------  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                                               (18,118)        (2,400)         (13,301)     (7,493)
                                                                  ----------     -----------       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Senior Notes due 2006                    110,000
  Borrowings from Revolving Credit Facility                           10,000          7,800           12,700      37,400
  Repayment of intercompany indebtedness to Spalding                (110,000)
  Deferred financing costs                                            (6,000)
  Repayment of Revolving Credit Facility                             (10,000)
  Net change in long-term Spalding receivable/payable                 41,033
  Net cash transfers to Spalding                                      (4,520)
  Proceeds from the sale of stock                                                                                  1,067
                                                                  ----------     -----------       ----------  ----------
          Net cash flows provided by financing activities             30,513          7,800           12,700      38,467
                                                                  ----------     -----------       ----------  ----------

NET INCREASE (DECREASE) IN CASH                                        5,606         (2,945)          (1,087)     23,629

CASH :
  Beginning of period                                                  1,536          7,142            4,197       3,110
                                                                  ----------     -----------       ----------  ----------

  End of period                                                   $    7,142     $    4,197        $   3,110   $  26,739
                                                                  ==========     ===========       ==========  ==========

SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                                   $    9,824     $      942        $  16,344   $  18,239
  Income taxes paid (refunded)                                          (453)          (225)             698         743
  Issuance of preferred stock                                         40,000
  Additional capital contribution by Spalding resulting from
    forgiveness of intercompany indebtedness                          26,999
  Reduction of intercompany indebtedness                             (43,059)
  Reduction of deferred tax asset due to IRS settlement                  368
  Allocation of portion of Spalding debt                              16,000
  Allocation of Spalding deferred financing costs                        100


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED SEPTEMBER 30, 1998, FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998
AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 (DOLLAR AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------

                                                                                             ACCUMULATED
                                                                                               OTHER      COMPRE-
                                             PREFERRED    COMMON    PAID-IN    RETAINED       COMPRE-     HENSIVE
                                               STOCK      STOCK     CAPITAL     DEFICIT       HENSIVE      LOSS
                                                                                               LOSS
BALANCE - SEPTEMBER 30, 1997                       0          2     $ 88,906   $(23,914)     $(1,275)

  Net loss                                         0          0            0     (9,663)           0     $ (9,663)
  Common stock split                               0      9,998       (9,998)         0            0            0
  Issuance of preferred stock                 40,000          0      (40,000)         0            0            0
  Additional capital contribution by
    Spalding                                       0          0       26,999          0            0            0
  Deferred tax adjustment on acquired
    trademarks                                     0          0            0       (368)           0            0
  Net cash transfers to Spalding                   0          0       (4,520)         0            0            0
  Currency translation adjustments                 0          0            0          0       (1,720)      (1,720)
                                             -------    -------     --------   --------      -------     --------

BALANCE - SEPTEMBER 30, 1998                  40,000     10,000       61,387    (33,945)      (2,995)    $(11,383)
                                                                                                         ========
  Net loss                                         0          0            0     (8,886)           0     $ (8,886)
  Currency translation adjustments                 0          0            0          0       (1,175)      (1,175)
                                             -------    -------     --------   --------      -------     --------

BALANCE - DECEMBER 31, 1998                   40,000     10,000       61,387    (42,831)      (4,170)    $(10,061)
                                                                                                         ========

  Net loss                                         0          0            0     (4,330)           0     $ (4,330)
  Currency translation adjustments                 0          0            0          0          120          120
                                             -------    -------     --------   --------      -------     --------

BALANCE - DECEMBER 31, 1999                   40,000     10,000       61,387    (47,161)      (4,050)    $ (4,210)
                                                                                                         ========

  Net loss                                         0          0            0     (9,508)           0     $ (9,508)
  Currency translation adjustments                 0          0            0          0         (631)        (631)
  Proceeds from the issuance of common stock       0        213          854          0            0            0
                                             -------    -------     --------   --------      -------     --------

BALANCE - DECEMBER 31, 2000                  $40,000    $10,213     $ 62,241   $(56,669)     $(4,681)    $(10,139)
                                             =======    =======     ========   ========      =======     ========


See accompanying notes to consolidated financial statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 1998, FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


A.    ORGANIZATION

      ORGANIZATION AND OPERATION - The accompanying consolidated financial statements include the accounts of Evenflo Company, Inc. and its wholly-owned subsidiaries (the "Company"). The Company manufactures and markets, under the Evenflo, Gerry and Snugli trade names, specialty juvenile products, including reusable and disposable baby bottle feeding systems, breast-feeding aids, pacifiers and oral development products, baby bath, health and safety products, monitors and baby care products and accessories, as well as juvenile car seats, stationary activity products, strollers, high chairs, portable play yards, cribs, dressers and changing tables, gates, soft carriers and frame carriers, child carriers and mattresses. The Company sells its products in the United States and other countries.

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

      In December 1999, KKR 1996 Fund purchased Spalding's remaining 42.4% common stock interest.

      In December 2000, Great Star transferred its ownership interest in the Company's common stock (660,000 shares, or 6.5%) to Stanford Investments LLC. Stanford Investments LLC is a Delaware limited liability company.

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

      TRANSACTIONS WITH SPALDING - The Company was included in Spalding's U.S. cash management system through August 20, 1998. The Company maintained separate lockbox cash collection accounts and cash disbursement accounts. Each business day, cash was transferred to the Company's cash accounts from the collection accounts to cover disbursements. If there was a shortfall after such transfer, Spalding advanced sufficient cash to cover the shortfall. If there was excess cash, Spalding used the cash to cover Spalding's disbursement needs or pay down Spalding debt. Spalding maintained credit facilities to be used for the working capital needs of its various operations including the Company. Interest was neither credited for the benefit of positive cash flow nor charged for cash requirements. The net cash transfers were treated as receivables and payables with Spalding.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The fair value of the senior notes at December 31, 1999 and 2000 was $108,350, and $84,700, respectively. The carrying amount of the bankers' acceptances and letters of credit and revolving credit facility are reasonable estimates of their fair values.

      INVENTORIES - Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

      PROPERTY, PLANT AND EQUIPMENT - These assets are stated at cost and are depreciated principally using the straight-line method over estimated useful lives, which range from 3 to 20 years. Assets that become fully depreciated are removed from the asset and related accumulated depreciation accounts when they are removed from service.

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

      ADVERTISING - Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $18,735, $5,142, $20,027, and $21,242 in the year ended
      September 30, 1998, the three months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

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

      RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying accounting principles generally accepted in the United States of America for recognizing revenue. SAB No. 101, as amended, was effective for the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

C.    INVENTORIES

                                                             DECEMBER 31,
                                                    -----------------------------

                                                          1999          2000
Finished goods                                          $29,892       $23,694
Work in process                                          13,232        15,933
Raw materials                                            20,772        30,625
                                                        -------       -------

Total inventories                                       $63,896       $70,252
                                                        =======       =======

      At December 31, 1999 and 2000, 90% of the inventories were computed using the last-in, first-out (LIFO) method of inventory valuation. Use of the LIFO method decreased the December 31, 1999 and 2000, inventories by $1,144 and $64, respectively.

                                      35.

D.    PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                           DECEMBER 31,
                                                                                   ----------------------------

                                                                                       1999             2000
        Land                                                                       $   2,199        $   2,199
        Buildings and building improvements                                           29,007           29,254
        Machinery and equipment                                                       95,040          101,836
                                                                                   ---------        ---------

                                                                                     126,246          133,289
        Accumulated depreciation                                                     (61,823)         (75,697)
                                                                                   ---------        ---------

        Property, plant and equipment, net                                         $  64,423        $  57,592
                                                                                   =========        =========


E.    INTANGIBLE ASSETS, NET

                                                                                          DECEMBER 31,
                                                                                   ----------------------------

                                                                                       1999             2000
        United States trademarks                                                   $  39,900        $  39,900
        Non-U.S. trademarks                                                            2,720            2,720
        Goodwill                                                                      24,997           24,997
        Non-compete agreements                                                         1,000            1,000
                                                                                   ---------        ---------

                                                                                      68,617           68,617
        Accumulated amortization                                                     (23,838)         (25,387)
                                                                                   ---------        ---------

        Intangible assets, net                                                     $  44,779        $  43,230
                                                                                   =========        =========


F.    ACCRUED EXPENSES

                                                                                           DECEMBER 31,
                                                                                   ----------------------------

                                                                                       1999             2000
        Compensation and other employee benefits                                   $   4,860        $   3,775
        Liability for self insurance                                                  12,197            8,499
        Interest                                                                       5,468            5,661
        Other                                                                          9,543            7,122
                                                                                   ---------        ---------

        Total accrued expenses                                                     $  32,068        $  25,057
                                                                                   =========        =========

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

G.    RESTRUCTURING, UNUSUAL AND NON-CASH CHARGES

      RESTRUCTURING CHARGES - In July 1997, Company management initiated the development of a plan to integrate the Gerry Colorado administrative and manufacturing operations into Evenflo's Ohio and Georgia locations. As a result of this plan, the Company recorded a charge of $8,371 for restructuring costs in the year ended September 30, 1997. This charge included: severance and outplacement benefit costs of $4,105 for most of the personnel at the Gerry Colorado location; shutdown of the facility and lease termination costs of $2,630; other costs of $1,619, principally asset impairment and settlements of supplier contractual obligations arising from, or affected by, the Colorado shut-down. The beginning balance of $7,027, in the following table, consists of the charge of $8,371 less 1997 payments of $1,344 related to this charge.

      The table below shows the components of the 1998 restructuring provision, and the activity affecting the reserve balance through December 31, 2000, as follows:

                                                                       ACTIVITY CHARGED TO RESERVE
                                                     ----------------------------------------------------------------

                                                          YEAR          THREE MONTHS       YEAR            YEAR
                                                         ENDED            ENDED           ENDED            ENDED
                                                       SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                          1998             1998            1999            2000

       Beginning balance                               $ 7,027           $ 200           $ 197            $  43
       Provision                                         2,666
        Payments:
         Severance costs                                (3,681)             (3)           (154)            (43)
         Facility shutdown                              (4,005)
         Other                                             (92)
         Additional relocation related costs            (1,715)
                                                       -------           -----           -----            -----

       Total provision (payments), net                  (6,827)             (3)           (154)             (43)
                                                       -------           -----           -----            -----

       Ending balance (represents severance
         costs)                                        $   200           $ 197           $  43            $   0
                                                       =======           =====           =====            =====

      In the year ended September 30, 1998, the Company revised its estimate for the 1997 restructuring costs and recorded the following: an additional charge of $1,576 for the Gerry Colorado facility shutdown and a reversal of $625 of severance and other costs. The Company incurred an additional $1,715 of restructuring costs in 1998 that did not meet the criteria under EITF 94-3 for accrual as of September 30, 1997. These costs, which were incurred and recorded in the year ended September 30, 1998, consist of recruitment and training, freight on transfer of inventory to Evenflo's Ohio and Georgia locations, computer conversion costs and costs related to transferring molds and tooling. The net of the additional 1998 charges and the above reversal of the 1997 restructuring provision are included in the restructuring costs of $2,666 for the year ended September 30, 1998.

      UNUSUAL AND NON-CASH CHARGES - As of December 31, 1998, the Company recorded a non-cash charge of $7,883 to write down certain inventory to its net realizable value as a result of management's decision to discontinue certain products. This non-cash charge is included in cost of sales for the three months ended December 31, 1998. The remaining reserve at December 31, 1999 and 2000, was $2,589 and $767, respectively.

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

                                                                                                  DECEMBER 31,
                                                                                         -------------------------------

                                                                                              1999            2000
         Bankers' acceptances and letters of credits                                        $ 18,431        $ 18,837
                                                                                            ========        ========

         Revolving Credit Facility                                                          $ 20,500        $ 57,900
                                                                                            ========        ========

         11-3/4% Senior Notes due 2006                                                      $110,000        $110,000
                                                                                            ========        ========

      CREDIT FACILITY

      On August 20, 1998, as part of the Recapitalization, the Company entered into a secured credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. On March 16, 2001, the Company amended its Credit Facility to modify certain financial covenants, effective December 31, 2000, limit the availability to $95,000 while the leverage ratio is above 4.0 to 1.0, increase interest rates and provide additional collateral. The Credit Facility currently provides for $95,000 of commitments for revolving credit loans (the "Revolving Credit Loans"), which may be used for working capital needs and general purposes, for special facility obligations (letters of credit and bankers' acceptances) and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $55,000, bankers' acceptances are limited to a maximum of $40,000 and Swingline Loans are limited to a maximum of $5,000. The Credit Facility terminates on August 19, 2005. At December 31, 2000, the Company had borrowing availability of approximately $8,308 under the Credit Facility subject to certain conditions (after giving effect to $57,900 of revolving credit loans and $28,792 of letters of credit and banker's acceptances, including $9,955 of commitments for stand-by letters of credit and for letters of credit that have not yet been executed).

      The Revolving Credit Loans bear interest, at the Company's option, at either: (a) a "base rate" equal to the higher of (i) the federal funds rate plus 0.50% per annum or (ii) the Administrative Agent's prime rate, plus, in each case, an additional margin ranging from 2.00% to 0.75% per annum depending on the then current ratio of total debt to EBITDA, or (b) a "eurodollar rate" plus an additional margin ranging from 3.25% to 2.0% per annum depending on the then current ratio of total debt to EBITDA (the "eurodollar margin"). Swingline Loans may only be made as base rate loans.

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

      The Credit Facility prohibits the Company from repurchasing any Notes or the Company's outstanding preferred stock, subject to limited exceptions. The Company's obligations under the Credit Facility are secured by a pledge of the common stock of its material direct domestic subsidiaries and 65% of the common stock of its material direct foreign subsidiaries, with certain exceptions, as well as accounts receivable, inventory, equipment, other real property and certain intangible assets, including intellectual property, with certain exceptions. In addition, indebtedness under the Credit Facility is guaranteed by the domestic subsidiaries of the Company, with certain exceptions.

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

      The Notes are not redeemable at the option of the Company, in whole, at any time prior to August 15, 2002. However, at any time on or prior to August 15, 2001, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.75% of the aggregate principal amount plus accrued interest thereon. Subsequent to August 15, 2002, the Company may redeem any or all of the Notes at decreasing annual redemption prices ranging from approximately 106% to 100% of the aggregate principal amount plus accrued interest.

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

      ALLOCATED BANK BORROWINGS

      As a result of the Company's guarantees of certain Spalding bank borrowings in prior years, Spalding allocated to the Company deferred financing costs and the interest expense for each fiscal period. Interest expense, including the Company's share of debt issue cost amortization on such indebtedness, was $4,200 for the period from October 1, 1997 to August 20, 1998. The Company's allocated portion of deferred financing costs that remained unamortized on August 20, 1998 was $2,000. These allocations were effected by charging the Company's intercompany indebtedness to Spalding. Such amounts were included in the intercompany payables to Spalding that was partially offset by the payment of $110,000. The unamortized deferred financing costs of $2,000 were written off as an extraordinary loss on the early extinguishment of debt. The loss is recorded net of taxes of $696 in the determination of net loss for the year ended September 30, 1998.

I.    INCOME TAXES

      Earnings (loss) before income taxes and extraordinary loss in the United States and outside the United States, along with the components of the income tax provision, are as follows:

                                                                                   THREE
                                                                YEAR ENDED      MONTHS ENDED            YEAR ENDED
                                                               SEPTEMBER 30,    DECEMBER 31,            DECEMBER 31,
                                                               -------------    ------------    ----------------------------
                                                                   1998             1998            1999            2000
                                                               -------------    ------------    ------------    ------------
Earnings (loss) before income taxes and extraordinary loss:
United States                                                  $     (12,630)   $    (14,466)   $    (8,898)    $    (16,085)
Other nations                                                            100             167          2,239            1,769
                                                               -------------    ------------    ------------    ------------

          Total                                                $     (12,530)   $    (14,299)   $    (6,659)    $    (14,316)
                                                               =============    ============    ============    ============

Income tax provision:
  Current taxes:
    Federal taxes                                              $           0    $          0    $          0    $          0
    State taxes                                                           87            (240)              0               0
    Other nations' taxes                                                 283             110           1,020             743
                                                               -------------    ------------    ------------    ------------

          Total                                                          370            (130)          1,020             743

Deferred taxes:
  Federal taxes                                                       (5,137)         (4,963)         (3,860)         (5,408)
  State taxes                                                           (100)           (320)           (456)           (821)
  Other nations' taxes                                                     0               0             967             678
                                                               -------------    ------------    ------------    ------------

          Total                                                       (5,237)         (5,283)         (3,349)         (5,551)
                                                               -------------    ------------    ------------    ------------

Total income taxes (benefit)                                   $      (4,867)   $     (5,413)   $     (2,329)   $     (4,808)
                                                               =============    ============    ============    ============

Allocation of income taxes (benefit):
  Income taxes (benefit)                                       $      (4,171)   $     (5,413)   $     (2,329)   $     (4,808)
  Extraordinary loss                                                    (696)              0               0               0
                                                               -------------    ------------    ------------    ------------
          Total                                                $      (4,867)   $     (5,413)   $     (2,329)   $     (4,808)
                                                               =============    ============    ============    ============

         The differences between the effective income tax rate and the U.S. statutory rate are as follows:

                                                            YEAR              THREE
                                                           ENDED           MONTHS ENDED               YEAR ENDED
                                                        SEPTEMBER 30,      DECEMBER 31,              DECEMBER 31,
                                                       ---------------    --------------    ------------------------------
                                                            1998              1998              1999              2000
                                                       ---------------    --------------    -------------    -------------
U.S. statutory rate                                           35%               35%               35%               35%
State income taxes, net of federal benefit                     0                 3                 6                 4
Non-U.S. tax rate differences                                  0                 0                (6)               (5)
Other                                                         (2)                0                 0                 0
                                                       ---------------    --------------    -------------    -------------

Effective tax rate                                            33%               38%               35%               34%
                                                       ===============    ==============    =============    =============


      Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes, net of appropriate valuation allowances, are provided for the temporary differences between the financial reporting and tax basis of assets and liabilities at currently enacted tax rates. Temporary differences and carryforwards are as follows:

                                                                                              NONCURRENT
                                                                  CURRENT NET                NET DEFERRED
                                                               DEFERRED TAX ASSET              TAX ASSET
                                                             ----------------------     ----------------------
                                                                  DECEMBER 31,               DECEMBER 31,
                                                             ----------------------     ----------------------
                                                                1999        2000           1999        2000
                                                             ----------  ----------     ----------  ----------
Accrued liabilities                                             $ 6,847     $ 4,516       $      0    $      0
Inventory                                                         1,020        (157)             0           0
Pension                                                               0           0          1,496       1,751
Postretirement benefits                                               0           0            617         640
Depreciation                                                          0           0         (3,144)     (3,192)
Intangibles amortization                                              0           0         (3,922)     (4,366)
Net operating loss carryforwards                                      0           0         19,295      28,639
Other                                                               199        (379)            87         594
                                                             ----------  ----------     ----------  ----------

Net deferred income taxes                                       $ 8,066     $ 3,980       $ 14,429    $ 24,066
                                                             ==========  ==========     ==========  ==========

      At December 31, 2000, undistributed earnings of non-U.S. subsidiaries of the Company included in consolidated retained earnings (deficit) amounted to $5,478. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. The aggregate amount of unrecognized deferred tax liability is approximately $392 at December 31, 2000.

      At December 31, 2000, the Company had $75,472 of federal net operating loss carryforwards that expire through the year 2020.

J.    PREFERRED STOCK

      The Company has authorized the issuance of up to 10,000,000 shares of preferred stock, par value of $.01, the terms of which are to be decided by the Board of Directors of the Company. The Company has issued and outstanding 400,000 shares of nonvoting, cumulative, variable rate preferred stock with a face value and liquidation value of $100 a share (the "Cumulative Preferred Stock").

      The holder of the Cumulative Preferred Stock is entitled to receive, when, as and if declared by the Board of Directors, dividends at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share (14.25% at December 31, 2000). Dividends are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year. The right to dividends is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance. Because the Board of Directors has not declared any preferred dividends through December 31, 2000, the amount of the dividends in arrears as of that date is $13,510.

      The Company at its option may, but shall not be required to, redeem, at any time, for cash, in whole or in part, any or all of the shares of Cumulative Preferred Stock at a redemption price equal to 100% of the aggregate liquidation preference of such shares, together with all accumulated and unpaid dividends to the redemption date. Upon the occurrence of a "change of control", as defined, the Company will be required to make an offer to purchase the Cumulative Preferred Stock for cash at a purchase price of 101% of the liquidation preference thereof, together with all accumulated and unpaid dividends to the date of purchase.

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

K.    COMMON SHAREHOLDER'S EQUITY

      The Company has authorized 20,000,000 shares of common stock designated as the "Class A Common Stock" and 5,000,000 shares of non-voting common stock designated as the "Class B Common Stock", each having a par value of $1 a share. As of December 31, 1999 and 2000, 10,000,000 shares and 10,213,372 shares, respectively, of Class A Common Stock were outstanding and no shares of Class B Common Stock were outstanding. The holders of Class A Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders. The Class B Common Stock is identical in all respects to the Class A Common Stock except that holders of Class B Common Stock do not have any voting rights with the exception of certain special privileges available under Delaware law.

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

      EVENFLO OWNERSHIP PLAN - Officers and key employees have the right to purchase common shares under the Evenflo Ownership Plan. During the year ended December 31, 2000, 213,372 shares of common stock were purchased under this plan. In addition, officers and key employees are granted stock options under the plan which have a maximum term of ten years and vest ratably over a five-year period. There are 1,850,000 shares reserved for issuance under this plan. At December 31, 2000, there were 665,001 Class A Common Shares available for issuance under the plan. All options have an exercise price of $5.00 per share, with a weighted average remaining contractual life of 7.56 years.

      A summary of the options is as follows:

                                                                  SHARES UNDER OPTION
                                                          ----------------------------------
                                                                1999              2000
                                                          ----------------  ----------------
Beginning of year                                                                  1,484,195
Granted                                                          1,484,195            35,000
Cancelled                                                                           (547,568)
                                                          ----------------  ----------------

End of year                                                      1,484,195           971,627
                                                          ================  ================

Exercisable at December 31                                         374,007           474,449
                                                          ================  ================

      Had compensation costs been determined based on the fair value method of SFAS No. 123, the Company's net loss for the years ended December 31, 1999 and 2000, on a pro forma basis would have increased $338 and $237, respectively. The estimated fair value of stock options granted in 1999 and 2000 was $2.08 and $2.33, respectively, and was determined using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; expected volatility of 0%; risk-free interest of 5.45% and 6.39% in 1999 and 2000, respectively; and expected life of options of 10 years.

L.    PENSION PLANS

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

      The funded status of the Company's United States defined benefit pension plans consists of the following:

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                              1999          2000
                                                                                            --------      --------
      Changes in the projected benefit obligation:
        Projected benefit obligation at beginning of period                                 $ 15,821      $ 14,788
        Service cost                                                                             973         1,062
        Interest cost                                                                            957         1,027
        Actuarial gain                                                                        (1,907)       (1,266)
        Benefits paid                                                                         (1,068)       (1,341)
        Plan amendments                                                                           12
                                                                                            --------      --------
            Projected benefit obligation at end of period                                     14,788        14,270
                                                                                            --------      --------
      Change in the plan assets:
        Fair value of plan assets at beginning of period                                      14,523        15,764
        Actual return on plan assets                                                           2,242         3,242
        Employer contributions                                                                    67            86
        Benefits paid                                                                         (1,068)       (1,341)
                                                                                            --------      --------
        Fair value of plan assets at end of period                                            15,764        17,751
                                                                                            --------      --------
      Projected benefit obligation less than plan assets                                        (976)       (3,481)
      Reconciliation of financial status of plan to amounts recorded in the balance sheets:
        Unamortized prior service cost                                                         1,232         1,116
        Unrecorded effect of net loss arising from differences between actuarial
          assumptions used to determine periodic pension expense and actual experience         3,916         7,008
        Unrecognized net transition asset                                                         66            54
                                                                                            --------      --------
        Pension liability                                                                   $  4,238      $  4,697
                                                                                            ========      ========

      The pension expense of the Company's United States defined benefit plans includes the following components:

                                                                                   THREE
                                                                 YEAR              MONTHS                YEAR
                                                                 ENDED              ENDED                ENDED
                                                              SEPTEMBER 30,      DECEMBER 31,         DECEMBER 31,
                                                            ----------------   ---------------   ---------------------
                                                                  1998               1998           1999       2000
                                                                --------           --------       --------   --------
      Service cost, benefits earned during the year              $ 1,073              $ 245        $   973    $ 1,062
      Interest cost on projected benefits obligations                898                245            957      1,027
      Expected return on plan assets                              (1,172)              (306)        (1,192)    (1,288)
      Amortization of prior service cost                            (101)               (29)          (117)      (116)
      Amortization of unrecognized net (gain) loss                   (61)                 1              3       (129)
      Amortization of unrecognized transition asset                  (17)                (3)           (11)       (12)
                                                                 -------              -----        -------    -------
      Net pension expense                                        $   620              $ 153        $   613    $   544
                                                                 =======              =====        =======    =======

      Assumptions used in the accounting for United States defined benefit pension plans were based on a measurement date of September 30:

                                                                                  1999        2000
                                                                                --------    --------
      Discount rate                                                               7.25 %      7.75 %
      Rate of increase in compensation levels                                     4.50 %      4.50 %
      Expected long-term rate of return on assets                                 8.50 %      8.50 %

      The Company's United States operations and most non-U.S. subsidiaries have separate defined contribution plans. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions or compensation. The non-U.S. plans are integrated with the benefits required by the laws of the various countries. The Company's defined contribution plans' expenses totaled $647, $900, $740, and $733 for the year ended September 30, 1998, for the three months ended December 31, 1998, and for the years ended December 31, 1999 and 2000, respectively.

M.    POSTRETIREMENT BENEFITS

      The Company provides certain postretirement health care and life insurance benefits for its domestic retired employees and their dependents. Substantially all of the Company's United States employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Most international employees are covered by government-sponsored programs, and the cost to the Company is not significant. The Company does not fund retiree health care benefits in advance and has the right to modify these plans in the future.

      The status of the postretirement benefit plans consists of the following:

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                          1999         2000
                                                                                        --------     --------
Change in the accumulated postretirement benefit obligation:
  Accumulated postretirement benefit obligation at beginning of year                      $1,628       $1,506
  Service cost                                                                                52           66
  Interest cost                                                                              102          135
  Actuarial (gain) loss                                                                     (234)         494
  Benefits paid                                                                              (42)        (157)
                                                                                          ------       ------
  Accumulated postretirement benefit obligation at end of year                             1,506        2,044

Reconciliation of financial status of plans to amounts recorded in the balance sheets:
    Unamortized prior service cost                                                            22           19
    Unrecorded effect of net loss (gain) arising from differences between actuarial assumptions used to determine periodic
    postretirement expense and actual experience                                             (20)         464
                                                                                          ------       ------
Postretirement benefit liability                                                          $1,504       $1,561
                                                                                          ======       ======

      The components of net postretirement benefit expense for all plans are as follows:

                                                        YEAR             THREE MONTHS          YEAR
                                                        ENDED               ENDED              ENDED
                                                     SEPTEMBER 30,       DECEMBER 31,       DECEMBER 31,
                                                    ----------------  ----------------   ------------------
                                                         1998               1998           1999      2000
                                                       --------           --------       --------  --------
Service cost, benefits earned during the
  year                                                   $  42              $ 13           $  52     $  66
Interest cost on accumulated
  postretirement benefit obligation                        101                25             102       135
Amortization of prior service cost                           3                 1               3         3
Amortization of unrecognized net (gain)
  loss                                                      (4)                2               5        10
                                                         -----              ----           -----     -----
Net postretirement benefit expense                       $ 142              $ 41           $ 162     $ 214
                                                        ======              ====           =====     =====

      Assumptions used in the accounting for postretirement benefit were based on a measurement date of September 30:

                                                                                          1999         2000
                                                                                        --------     --------
Discount rate                                                                             7.25 %       7.75 %
Assumed current year health care cost trend rate:
  Retirees under 65                                                                       7.50 %      11.00 %
  Medicare eligible retirees                                                              7.50 %      11.00 %
Assumed ultimate trend rate                                                               5.00 %       5.00 %
Year ultimate health care cost rate will be achieved                                      2003         2008
Effect of 1% increase in health care cost trend rates:
  Accumulated postretirement benefit obligation                                          $ 133        $ 166
  Annual aggregate benefit and interest costs                                               22           25
Effect of 1% decrease in health care cost trend rates:
  Accumulated postretirement benefit obligation                                           (119)        (145)
  Annual aggregate benefit and interest costs                                              (19)         (22)

N.    LEASE COMMITMENTS

      The Company leases certain manufacturing, warehousing and office facilities, and equipment under various operating lease arrangements expiring periodically through 2008.

      The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000:

Year Ending
December 31,
   2001                                                                                $ 1,068
   2002                                                                                    905
   2003                                                                                    815
   2004                                                                                    808
   2005                                                                                    758
   Thereafter                                                                            1,160
                                                                                       -------
   Total minimum lease payments                                                        $ 5,514
                                                                                       =======

      Rental expense under operating leases was $1,588, $156 and $1,543 and $1,642 for the year ended September 30, 1998, for the three months ended December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

O.    CONCENTRATION OF RISK

      During the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999 and 2000, the Company's sales to two U.S. customers amounted to 42%, 42%, 44% and 47%, respectively, of net sales. No other customer exceeded 10% of net sales during these periods. Receivables from the Company's two U.S. customers amounted to 42% of the receivables balance at December 31, 2000.

      At the Company's facilities, approximately 521 of the Company's employees are represented under collective bargaining agreements. Employees located at the Company's manufacturing facility in Jasper, Alabama have a contract that expires in September 30, 2001. Employees located in Mexico City, Mexico at the Company's manufacturing and warehousing facility have an annual contract that expires December 31, 2001. The Company believes that its labor relations are good and no material labor cost increases, other than in the ordinary course of business, are expected.

P.    CONTINGENCIES

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

      Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements. However, due to the inherent uncertainty of litigation, it is possible that the Company may be subject to adverse judgments which, singularly or in the aggregate, could be substantial in amount and may not be covered by insurance or reserves. In addition, no assurance can be given that in the future a claim will not be brought against the Company which would have a material adverse effect on the Company.

      Under an indemnification agreement entered into on August 20, 1998, Spalding agreed to indemnify the Company for all losses and liabilities of any kind relating to any non-Company matters and the Company agreed to indemnify Spalding for all losses and liabilities of any kind relating to the Company's business. In addition, Spalding agreed to indemnify the Company for the expense of product recalls and corrective actions relating to products manufactured by the Company prior to August 20, 1998, the date that Spalding sold control of the Company to another entity. For the years ended December 31, 1999 and 2000, the Company has incurred expenses of approximately $762 and $975, respectively, related to product recall and corrective actions. As a result of the indemnification, the Company has recorded a receivable from Spalding for approximately $657 and $659 at December 31, 1999 and 2000, respectively. However, this indemnification agreement is effective only to the extent that Spalding can perform. In January 1999, the Company purchased product recall coverage with a deductible of $500 per occurrence and a limit of $10,000 per year.

Q.    RELATED PARTY TRANSACTIONS

      See Note A - "Organization" for a description of the transactions with Spalding in connection with the Reorganization.

      See Note B - "Summary of Significant Accounting Policies" for transactions with Spalding and description of the tax sharing agreement between Spalding and the Company.

      See Note H - "Long-Term Debt Arrangements" for a description and of the methodology used by Spalding in allocating to the Company certain guaranteed bank debt and related deferred financing costs and interest.

      See Note P - "Contingencies" for a description of the mutual indemnification agreement between the Company and Spalding related to the Reorganization and resulting separation of the companies.

      Effective August 20, 1998, the Company and KKR, an affiliate of the Company, entered into a management agreement providing for the performance by KKR of certain management services for the Company for an annual fee of $300, plus expenses. The Company expensed $33, $75, $300 and $300 in the year ended September 30, 1998, the three months ended December 31, 1998 and the year ended December 31, 1999 and 2000, respectively, pursuant to such management agreement with KKR.

R.     UNAUDITED INTERIM FINANCIAL INFORMATION

      Financial information for the three months ended December 31, 1997 is as follows:


      Net sales                                                       $71,290
                                                                      =======
      Gross profit                                                    $11,580
                                                                      =======
      Income taxes (benefit)                                          $(1,255)
                                                                      =======
      Loss before extraordinary loss                                  $(3,699)
                                                                      =======
      Net loss                                                        $(3,699)
                                                                      =======


S.    SEGMENT REPORTING

      The following schedule presents geographical information about the Company's continuing operations in the infant and juvenile product markets:


                                                       YEAR            THREE
                                                       ENDED        MONTHS ENDED              YEAR ENDED
                                                   SEPTEMBER 30,    DECEMBER 31,             DECEMBER 31,
                                                   -------------    ------------         --------------------
                                                       1998             1998               1999        2000
Geographic location
Net sales:
  United States                                      $310,273         $ 65,951           $299,451    $305,739
  Other nations                                        36,348            8,817             44,137      45,579
                                                     --------         --------           --------    --------
     Total net sales                                 $346,621         $ 74,768           $343,588    $351,318
                                                     ========         ========           ========    ========

Earnings (loss) before income taxes and
 extraordinary loss:
  United States                                      $  2,840         $(10,246)          $  7,798    $  2,347
  Other nations                                           100              167              2,239       1,769
  Allocated Spalding expenses                          (2,566)               0                  0
  Restructuring costs                                  (1,446)               0                  0
  Interest expense, net                               (11,458)          (4,220)           (16,696)    (18,432)
                                                     --------         --------           --------    --------
     Loss before income tax and
      extraordinary loss                             $(12,530)        $(14,299)          $ (6,659)   $(14,316)
                                                     ========         ========           ========    ========

Identifiable assets:
  United States                                      $270,714         $257,049           $254,229    $283,153
  Other nations                                        14,647           18,404             22,394      24,472
                                                     --------         --------           --------    --------
     Total assets                                    $285,361         $275,453           $276,623    $307,625
                                                     ========         ========           ========    ========


      The following schedule presents net sales by product category (in millions):


                                                                       THREE
                                                    YEAR ENDED      MONTHS ENDED               YEAR ENDED
                                                   SEPTEMBER 30,    DECEMBER 31,              DECEMBER 31,
                                                   -------------    ------------           ------------------
                                                       1998             1998                 1999       2000
On The Go                                             $163.5           $33.6               $152.4      $173.1
Play Time                                               58.7            14.8                 69.2        79.3
Bed and Bath                                            47.2            11.2                 49.7        37.1
Feeding Time                                            77.2            15.2                 72.3        61.8
                                                      ------           -----               ------      ------
                                                      $346.6           $74.8               $343.6      $351.3
                                                      ======           =====               ======      ======


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT
(as of March 29, 2001)


Name                          Age
---------------------         ---
Richard W. Frank              57
Henry R. Kravis               57
George R. Roberts             57
Michael T. Tokarz             51
Brian F. Carroll              29
Edwin L. Artzt                70


RICHARD W. FRANK - Mr. Frank has been Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company since June 1998. Prior to joining the Company, Mr. Frank served as President - USA, Consumer OTC Healthcare, a division of Bayer Corporation, which he joined in 1995. He was Vice President - Consumer marketing of Helene Curtis prior to 1995. Mr. Frank also held a variety of marketing positions during his eleven-year tenure with The Procter & Gamble Company.

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

BRIAN F. CARROLL - Mr. Carroll has been a director of the Company since April 2000 and an Executive of KKR & Co. since July 1999. From September 1997 to June 1999 he attended Stanford University Graduate School of Business. From March 1995 to August 1997 he was an Executive of KKR & Co. Prior thereto, he was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. He is also a Director of Spalding Holdings Corporation and WKI Holding Company, Inc.

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

         The business address of Messrs. Kravis, Tokarz and Carroll is 9 West 57th Street, New York, New York 10019 and of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.

COMPENSATION OF DIRECTORS

         All directors are reimbursed for their usual and customary expenses incurred in attending all board and committee meetings. Each director who is not an employee of the Company receives an aggregate annual fee of $25,000, payable in quarterly installments. Directors who are employees of the Company receive no remuneration for serving as directors.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the name, age and principal position with the Company of each of its executive officers:


Name                                                 Age      Position
---------------------                                ---      --------------------------------------------
Richard W. Frank                                     57       Chairman of the Board and Chief
                                                              Executive Officer
Daryle A. Lovett                                     51       Senior Executive Vice President and Chief
                                                              Financial Officer
Gene J. Moriarty                                     44       Executive Vice President Global Sales
James G. Ruehlmann                                   44       Executive Vice President - Marketing and
                                                              Product Development / Engineering
Andrew B. Stroud, Jr.                                42       Vice President - Human Resources
Bachar El Zein                                       44       Vice President - International Operations
Daniel A. Jackson                                    39       Vice President - Customer Operations
                                                              and Planning
John K. Stipancich                                   32       Vice President - General Counsel
                                                              and Secretary


DARYLE A. LOVETT - Mr. Lovett was promoted to Senior Executive Vice President and Chief Financial Officer in March 2001. Mr. Lovett had been Executive Vice President and Chief Financial Officer since he joined the Company in April 1997. From January 1995 to April 1997 Mr. Lovett served as President of Gerry Baby Products, which Evenflo acquired in April 1997. From 1981 to January 1995, he served in the capacities of Vice President - Operations and Vice President - Finance for Gerry Baby Products.

GENE J. MORIARTY - Mr. Moriarty was promoted to Executive Vice President of Global Sales in March 2001. Mr. Moriarty joined the Company in June 2000 as Senior Vice President - Sales. Prior to joining the Company, Mr. Moriarty was Vice President - Sales, Playtex Personal Products from 1997 to 2000. Mr. Moriarty was Vice President - Sales for Meridian Consulting group from 1996 to 1997. Mr. Moriarty spent five years as Vice President - Sales Warner Music Group (a Time Warner Company) from 1991 to 1996.

JAMES G. RUEHLMANN - Mr. Ruehlmann was promoted to Executive Vice President - Marketing and Product Development/Engineering in March 2001. Mr. Ruehlmann joined the Company in May 1999 as Senior Vice President Marketing. Formerly Vice President - Marketing Sealy Inc. from 1993 through April 1999. Prior to joining Sealy, Mr. Ruehlmann worked at Chiquita Brands, as Group Vice President (Processed Meats Department) from 1991 to 1993. Prior to 1991, Mr. Ruehlmann held various management positions during his 11-year tenure at Procter & Gamble.

ANDREW B. STROUD, JR. - Mr. Stroud has been the Vice President, Human Resources since he joined the Company in April 2000. From July 1991 to March 2000, Mr. Stroud was a Human Resource executive with PepsiCo. He started with Pizza Hut, where he helped lead its 400 store, Northwest Division to record profits in 1995 and was transferred to Frito-Lay in December 1996. Mr. Stroud started his career in human resources with Mobil Oil in 1986 after serving five years as an officer in the United States Army.

BACHAR EL ZEIN - Mr. El Zein has been Vice President-International of the Company since 1993. Mr. El Zein joined the Company in February 1982. Mr. El Zein served in various financial and sales capacities at the Company prior to becoming Vice President-International. Mr. El Zein will retire from the Company in 2001.

DANIEL A. JACKSON - Mr. Jackson has been Vice President, Customer Operations and Planning since 1999. Prior to this he served as Vice President - Ohio Operations. Mr. Jackson has been with the Company since 1987.

JOHN K. STIPANCICH - Mr. Stipancich has been Vice President, General Counsel and Secretary of the Company since January 2001. From March 1999 to January 2001, Mr. Stipancich served Evenflo as Senior Corporate Counsel and then as Assistant General Counsel. Prior to joining the Company, Mr. Stipancich held several positions with the law department of Borden Services Company from August 1996 through March 1999. Mr. Stipancich practiced law with the Cleveland office of the law firm of Squire, Sanders & Dempsey from August 1993 through August 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses compensation paid, accrued or awarded by the Company for the account of each of the chief executive officers and four most highly compensated executive officers (the "Named Executive Officers") for their services in all capacities to the Company during the fiscal years ending September 30, 1998, and the years ended December 31, 1999 and 2000.


                                                    SUMMARY COMPENSATION TABLE
                                            (amounts in this table in dollars ("$"))
----------------------------------------------------------------------------------------------------------------------
                                                    ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                        ------------------------------------------------------------------
                                                                                       AWARDS     PAYOUTS
                                                                    OTHER ANNUAL    ---------------------  ALL OTHER
                                                                    COMPENSATION    (5)SECURITIES  LTIP   COMPENSATION
           NAME AND              YEAR      SALARY       BONUS(3)         (4)         UNDERLYING   PAYOUTS     (6)
     PRINCIPAL POSITION(1)        (2)       ($)           ($)            ($)          OPTIONS(#)    ($)       ($)
------------------------------- ------- ------------ ------------- ---------------  ------------- ------- ------------
RICHARD W. FRANK                 2000     405,000          -            83,985            -          -        1,290
  Chairman of the Board and      1999     392,192       246,255           -            350,000       -        1,416
  Chief Executive Officer        1998     115,384       125,000           -               -          -          -
                                            (7)           (10)

DARYLE A. LOVETT                 2000     255,819          -             5,250            -          -          690
  Senior Executive Vice          1999     233,270        60,682          5,000          97,778       -          528
  President & Chief              1998     161,742          -             4,918            -          -          -
  Financial Officer

JAMES G. RUEHLMANN               2000     204,806          -            32,442            -          -          300
  Executive Vice President -     1999     127,500        96.978        101,514          77,000       -          154
  Marketing & Product                       (8)           (11)
  Development/Engineering        1998        -             -              -               -          -          -

GENE J. MORIARTY                 2000     116,827        50,000        126,785            -          -          125
 ExecutiveVice President Global             (9)           (10)
 Sales                           1999        -             -              -               -          -          -
                                 1998        -             -              -               -          -          -

WILLIAM C. MURPHY                2000     200,000          -             5,250            -          -          690
  Senior Vice President,         1999      13,846          -              -               -          -           46
  Operations                     1998        -             -              -               -          -          -
----------------------------------------------------------------------------------------------------------------------


Footnotes

(1) Includes those who in fiscal 2000 were the Chief Executive Officer or President, and the four most highly compensated executive officers other than the CEO who were serving as such at the end of fiscal 2000 as measured by salary and bonus. Mr. Murphy's last day of employment with the Company was January 9, 2001. He is included in the table since he was one of the four most highly compensated executive officers during 2000.

(2) The years reported are the twelve months ended December 31, 2000, December 31, 1999, and September 30, 1998.

(3) Except as noted in footnotes 10 and 11, the bonuses are those awarded under the management Incentive Bonus Plan.

(4) Includes (a) Company matching contributions to the Savings Plus Plan, (b) tax reimbursement payments and (c) certain fringe benefits. In 2000, Mr. Frank received a $50,000 car allowance, $15,225 for reimbursement of personal travel expenses and $13,510 for tax reimbursement associated with the travel expenses. In 2000 and 1999, Mr. Ruehlmann received $15,318 and $55,044 respectively for reimbursement of relocation expenses and $11,874 and $43,320 respectively for tax reimbursement associated with the reimbursement of relocation expenses. In 2000, Mr. Moriarty received $70,544 for reimbursement of relocation expenses and $54,683 for tax reimbursement associated with the reimbursement of relocation expenses.

(5) The Evenflo Ownership Plan provides the opportunity for plan participants to purchase a certain amount of the Company's Class A Common Stock and be eligible to receive a certain number of stock options. Stock Options vest over 5 years at 20% per year based on individual participants' anniversary dates starting with the Closing Date (August 20, 1998).

(6) Except where noted, represents dollar value of insurance premiums paid by the Company with respect to group term life insurance for the benefit of the named executive officer.

(7) Represents compensation from June 15, 1998, Mr. Frank's first date of employment with the Company.

(8) Represents compensation from May 3, 1999, Mr. Ruehlmann's first date of employment with the Company.

(9) Represents compensation from June 19, 2000, Mr. Moriarty's first date of employment with the Company.

(10) Bonus awarded as a starting incentive.

(11) Includes $60,000 awarded as a starting incentive.

RETIREMENT PLANS (amounts in this section are in dollars ("$") )

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

         The estimated annual benefits payable under the ERA and SRP upon retirement at normal retirement age for each of the Named Executive Officers at December 31, 2000 are as follows:

                                                              Estimated Annual $ Benefit at
Name                       Year Attains Age 65                Normal Retirement Age (1)
----                       -------------------                -------------------------
Richard W. Frank                  2009                        $36,686
Daryle A. Lovett                  2015                         45,427
James G. Ruehlmann                2021                         48,948
Gene J. Moriarty                  2021                         48,935
William C. Murphy                 2014                         27,041             (2)

(1) Under ERA and SRP the normal retirement age is 65. The plans allow benefits to be paid as a lump sum payment. The estimated annual benefits shown above are in the form of a single life annuity that is the equivalent of the individual's projected cash balance account. Benefits have been determined assuming no increase in 2000 compensation levels and an annual interest credit of 5.83% was used for 2001 and future years. Benefits are computed without reference to limitations on compensation and benefits to which the ERA is subject under the Code because any benefits for the Named Executive Officers that are affected by such limitations are made up under the Company's SRP. (2) Mr. Murphy's last day of employment with the Company was January 9, 2001.

         The Company sponsors a defined contribution plan qualified under the Code, commonly referred to as a 401(k) plan, for substantially all U.S. salaried employees. This plan includes all U.S. Evenflo employees except employees covered by collective bargaining agreement, and Suring, Wisconsin employees. Participants may make pre-tax contributions up to 15% of their aggregate annual salaries. The Company makes a 50% matching contribution on the first 6% of participant contributions. The Company does not match participant contributions in excess of 6%.

EVENFLO OWNERSHIP PLAN

         The Evenflo Ownership Plan (the "Plan") provides for the issuance of shares of authorized but unissued or reacquired shares of common stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The Plan permits the issuance of common stock (the "Purchase Stock") and the grant of non-qualified stock options and incentive stock options (the "Options") to purchase shares of common stock and other stock-based awards (the issuance of Purchase Stock and the grant of Options and other stock-based awards pursuant to the Plan being a "Grant"). Unless sooner terminated by the Company's Board of Directors, the Plan will expire ten years after its inception. Such termination will not affect the validity of any Grant outstanding on the date of termination.

         The Compensation Committee of the Board of Directors administers the Plan, including, without limitation, the determination of the employees to whom Grants will be made, the number of shares of common stock subject to each Grant, and the various terms of such Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any Grant, but, except for adjustments made upon a change in the common stock of the Company by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the Plan with respect to the Purchase Stock and the Options without such participant's consent. The Board of Directors retains the right to amend, suspend or terminate the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of shares of Common Stock as of March 27, 2001 by: (1) persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (2) each person who is a director of the Company; (3) each person who is a Named Executive Officer; and (4) all directors, executive officers and management (and former management) of the Company as a group. Except as otherwise noted, the named individual or family members had sole voting and investment power with respect to such securities.

                                                     Beneficial Ownership       Percentage of Class
Name of Beneficial Owner                             of Common Stock            Outstanding (a)
------------------------                             ------------------         ---------------
KKR 1996 GP LLC (b)                                         9,340,000                 91.4%
    c/o Kohlberg Kravis Roberts & Co. L.P.
    9 West 57th Street
    New York, NY 10019
Henry R. Kravis (b)
George R. Roberts (b)
Michael T. Tokarz (b)
Brian F. Carroll (b)
Edwin L. Artzt
Stanford Investments LLC (c)                                  660,000                  6.5%
    c/o Finser Corporation
    550 Biltmore Way
    Coral Gables, Florida 33134
Evenflo Management Group (d)                                  213,372                  2.1%
                                                           ----------                 -----
                                         Total             10,213,372                  100%
                                                           ==========                 =====

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

(b) Shares of Common Stock shown as beneficially owned KKR 1996 Fund L.P. are held by KKR 1996 Fund L.P. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP LLC is a Delaware limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Scott M. Stuart and Edward A Gilhuly. Messrs. Kravis, Roberts and Tokarz became directors of the company on the Closing Date. Each of Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Tokarz, Greene , Golkin, Stuart and Gilhuly may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. Mr. Brian F. Carroll became a director of the Company in April 2000 and is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Carroll disclaims that he is the beneficial owner of any shares beneficially owned by KKR Associates 1996 L.P. KKR 1996 GP LLC is also the beneficial owner of approximately 9% of the outstanding shares of Spalding on a fully diluted basis.

(c) A trust for the benefit of the family of Mr. Gustavo Cisneros and a trust for the benefit of the family of Mr. Ricardo Cisneros each owns a 50% indirect beneficial ownership interest of Stanford Investments LLC. The trustees of both trusts are Close Trustees (Switzerland) SA with the address 6, Place des Eaux Vives, Geneva 1207 Switzerland and Close Brothers Trust Company with the address 10 Crown Place, London EC2A 4FT. Messrs. Gustavo and Ricardo Cisneros each may be deemed to have beneficial ownership of the shares beneficially owned by the trusts created by them. Messrs. Gustavo and Ricardo Cisneros each may also be deemed the beneficial owner of approximately 7% of the outstanding shares of common stock of Spalding held by Sierra Investments LLC. Messrs. Gustavo and Ricardo Cisneros each disclaims beneficial ownership of such shares.

(d) In 2000, 213,372 shares were purchased in connection with the Evenflo Ownership Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         KKR 1996 GP LLC beneficially owns 91.4% (9,340,000 shares) of the Company's outstanding shares of Common Stock. The managing members of KKR 1996 GP LLC are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts and Tokarz are also directors of the Company, as is Mr. Brian F. Carroll, who is an executive of KKR. Each of the members of KKR 1996 GP LLC is also a member of KKR & Co. L.L.C., which serves as the general partner of KKR. KKR assisted the Company in negotiating the Transactions and arranging the financing therefor, and was reimbursed for its expenses in connection therewith, and from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions, and certain other transactions. In addition, KKR has agreed to render management, business strategy, consulting and financial services to the Company for an annual fee of $300,000.

         Stanford Investments LLC holds 6.5% of the outstanding Common Stock and an affiliate, Sierra Investments LLC, holds approximately 7% of the outstanding shares of common stock of Spalding. A trust for the benefit of the family of Mr. Gustavo Cisneros and a trust for the benefit of the family of Mr. Ricardo Cisneros each owns a 50% indirect beneficial ownership interest in each of Stanford Investments LLC and Sierra Investments LLC. See "Transactions."

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

         On the Closing Date, the Company, KKR 1996 Fund L.P. and Great Star entered into the Great Star Stockholders Agreement pursuant to which Great Star has a Tag Along right with respect to sales of Common Stock by KKR 1996 Fund L.P. and KKR Fund L.P. has a Drag Along right to require Great Star to participate in certain sales of Common Stock by KKR 1996 Fund L.P. The Great Star Stockholders Agreement also provides Great Star certain "piggyback" registration rights and provides for certain restrictions and rights regarding the transfer of Common Stock held by Great Star. Stanford Investments LLC has succeeded to Great Star's rights under the Great Star Stockholders Agreement and Stanford Investments LLC now holds the Common Stock previously held by Great Star.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

         (a)  Exhibits

   EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
   -----------      ------------------------------------------------------------------------------
       *2.1         Stock Purchase Agreement dated as of July 30, 1998, between KKR 1996 Fund L.P. and Lisco, Inc.
       *2.2         Stock Purchase Agreement, dated as of August 19, 1998, between Great Star Corporation and Lisco, Inc.
       *3.1         Restated Certificate of Incorporation of Evenflo Company, Inc. (the "Company").
       *3.2         By-Laws of the Company.
       *4.1         Indenture dated as of August 20, 1998, between the Company and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (the "Indenture").
       *4.2         Form of 11 3/4% Senior Note due 2006 (included in Exhibit 4.1).
       *4.3         Form of 11 3/4% Series B Senior Note due 2006 (included in Exhibit 4.1).
       *4.4         Registration Rights Agreement dated as of August 20, 1998, among the Company, Donaldson, Lufkin &
                    Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BancAmerica
                    Robertson Stephens.
      *10.1         Credit Facility, dated as of August 20, 1998, among the
                    Company, the several lenders from time to time parties
                    thereto, and Bank of America National Trust and Savings
                    Association, as administrative agent.
      *10.2         Stockholders' Agreement, dated as of August 20, 1998, among the Company, KKR 1996 Fund L.P. and Lisco,
                    Inc.
      *10.3         Stockholders' Agreement, dated as of August 20, 1998, among the Company, KKR 1996 Fund L.P. and Great
                    Star Corporation.
      *10.4         Registration Rights Agreement, dated as of August 20, 1998, between the Company and Evenflo & Spalding Holdings
                    Corporation.
      *10.5         Indemnity Agreement, dated as of August 20, 1998, between
                    the Company and Evenflo & Spalding Holdings Corporation.
      *10.6         Transition Agreement, dated as of August 20, 1998, between the Company and Evenflo & Spalding Holdings Corporation.
      *10.7         Tax Allocation and Indemnification Agreement, dated as of
                    August 20, 1998, between the Company and Evenflo & Spalding
                    Holdings Corporation.
      *10.8         Change in Control Severance Agreement dated as of January 4, 1999, between the Company and George A.
                    Harris.
      *10.10        Management Fee Agreement dated as of August 20, 1998, between the Company and KKR.
      *10.11        Evenflo Ownership Plan. Incorporated by reference from Form S-8, filed March 20, 2000, File No.
                    333-31528.



       10.12        Credit Facility Amendment No. 1, dated September 8, 2000,
                    among the Company, the several lenders from time to time
                    parties thereto and Bank of America National Trust and
                    Savings Association, as administrative agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly
                    Report 10-Q for the fiscal quarter ended September 30, 2000, filed by the Company on November 14, 2000).
       10.13        Credit Facility Amendment No. 2, dated March 1, 2001 among the Company, the several lenders from time to time parties thereto Bank of America National Trust and Savings Association, as administrative agent.
       *21          List of Subsidiaries.
        23          Consent of Deloitte & Touche LLP, independent auditors, with respect to the Company.

* Previously filed and incorporated by reference from Amendment No. 3 to Form S-4 filed May 10, 1999, Registration No. 333-64893.

         (b)  Financial Statement Schedules

Schedule II - Valuation Accounts and Reserves

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT                                              BALANCE AT
YEAR ENDED DECEMBER 31, 2000                          12/31/99          ADDITIONS         DEDUCTIONS          12/31/00
---------------------------------------------     ----------------   ----------------  ----------------   ----------------
Doubtful accounts and allowances                     $ 1,050            $   187           $  (536)           $   701

                                                     BALANCE AT                                              BALANCE AT
YEAR ENDED DECEMBER 31, 1999                          12/31/98          ADDITIONS         DEDUCTIONS          12/31/99
---------------------------------------------     ----------------   ----------------  ----------------   ----------------
Doubtful accounts and allowances                     $ 1,177            $   525           $  (652)           $ 1,050

                                                     BALANCE AT                                              BALANCE AT
THREE MONTHS ENDED DECEMBER 31, 1998                   9/30/98          ADDITIONS         DEDUCTIONS          12/31/98
---------------------------------------------     ----------------   ----------------  ----------------   ----------------
Doubtful accounts and allowances                     $ 1,592            $     0           $  (415)           $ 1,177

                                                     BALANCE AT                                              BALANCE AT
YEAR ENDED SEPTEMBER 30, 1998                          9/30/97          ADDITIONS         DEDUCTIONS           9/30/98
---------------------------------------------     ----------------   ----------------  ----------------   ----------------
Doubtful accounts and allowances                     $ 1,407            $   384           $  (199)            $1,592

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001                            EVENFLO COMPANY, INC.


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

March 29, 2001                      /s/ RICHARD W. FRANK
                                    --------------------------------------------
                                    Richard W. Frank
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer (Principal Executive
                                    Officer)

March 29, 2001                      /s/ DARYLE A. LOVETT
                                    --------------------------------------------
                                    Daryle A. Lovett
                                    Senior Executive Vice President and Chief
                                    Financial Officer (Principal Accounting &
                                    Financial Officer)

March 29, 2001                      /s/ HENRY R. KRAVIS
                                    --------------------------------------------
                                    Henry R. Kravis
                                    Director

March 29, 2001                      /s/ GEORGE R. ROBERTS
                                    --------------------------------------------
                                    George R. Roberts
                                    Director

March 29, 2001                      /s/ MICHAEL T. TOKARZ
                                    --------------------------------------------
                                    Michael T. Tokarz
                                    Director

March 29, 2001                      /s/ BRIAN F. CARROLL
                                    --------------------------------------------
                                    Brian F. Carroll
                                    Director

March 29, 2001                      /s/ EDWIN L. ARTZT
                                    --------------------------------------------
                                    Edwin L. Artzt
                                    Director