Form 10-Q
period 2001-03-31
EVENFLO CO INC
filed 2001-05-14
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________

Commission File No.: 333-64893

                              EVENFLO COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       31-1360477
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                   Yes |X| No

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at March 31, 2001 was 10,219,372.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       PAGES
Part I.    Financial Information

           Condensed Consolidated Balance Sheets -
                    December 31, 2000 and March 31, 2001                 2

           Condensed Consolidated Statements of Operations -
                    For the Three Months Ended March 31, 2000 and 2001   3

           Condensed Consolidated Statements of Cash Flows -
                    For the Three Months Ended March 31, 2000 and 2001   4

           Notes to Condensed Consolidated Financial Statements          5 - 9

           Independent Accountants' Review Report                        10

           Management's Discussion and Analysis of the Condensed
                    Consolidated Financial Statements                    11 - 16

Part II.   Other Information

           Item 1.           Legal Proceedings                           17

           Item 6.           Exhibits and Reports on Form 8-K            17

           Signatures                                                    18


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND MAR. 31, 2001
-------------------------------------------

                                                                     (Dollar amounts in thousands,
                                                                       except per share amounts)
                                                                     -----------------------------
                                                                                         (Unaudited)
                                                                      December 31,        March 31,
ASSETS                                                                    2000               2001
                                                                      ------------      -----------
CURRENT ASSETS:
Cash                                                                   $    26,739       $    2,897
Receivables, less allowance of $ 701 and $797                               74,378           74,825
Inventories                                                                 70,252           69,640
Deferred income taxes                                                        3,980            4,194
Prepaid expenses                                                             1,532            1,669
                                                                         ----------        ---------
                   TOTAL CURRENT ASSETS                                    176,881          153,225

Property, plant and equipment                                              133,289          134,143
Accumulated depreciation                                                   (75,697)         (79,270)
                                                                         ----------        ---------
Property, plant and equipment, net                                          57,592           54,873
Intangible assets, net                                                      43,230           42,843
Deferred income taxes                                                       24,066           26,755
Other                                                                        5,856            6,007
                                                                         ----------        ---------
                   TOTAL ASSETS                                        $   307,625       $  283,703
                                                                         ==========        =========

LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                       $    38,469       $   30,211
Bankers acceptances and letters of credit                                   18,837           28,624
Accrued expenses                                                            25,057           22,079
                                                                         ----------        ---------
                   TOTAL CURRENT LIABILITIES                                82,363           80,914

Senior notes                                                               110,000          110,000
Revolving credit loans                                                      57,900           39,000
Pension and post-retirement benefits                                         6,258            6,258
                                                                         ----------        ---------
                   TOTAL LIABILITIES                                       256,521          236,172

Commitments and contingencies


Preferred stock $.01 par value, 10,000,000 shares authorized,
       400,000 shares outstanding (liquidation value, $54,856               40,000           40,000
       includes dividends of $14,856)
Common Shareholders' Equity:
       Class A,  $1 par value, 20,000,000 shares authorized;
                   10,213,372 and 10,219,372,respectively, shares           10,213           10,219
                   outstanding.
       Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                              0                0
Paid-in capital                                                             62,241           62,265
Retained earnings (deficit)                                                (56,669)         (60,283)
Accumulated other comprehensive earnings (loss)-currency
       translation adjustments                                              (4,681)          (4,670)
                                                                         ----------        ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   307,625       $  283,703
                                                                         ==========        =========



See Notes to Condensed Consolidated Financial Statements.

                                       2.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
--------------------------------------------------------------



                                                                      (Dollar amounts in thousands)
                                                                  ----------------------------------
                                                                                         (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
                                                                   ---------------------------------
                                                                          2000               2001
                                                                   -------------        ------------

NET SALES                                                           $    96,552         $    83,476

       Cost of sales                                                     74,341              66,870
                                                                      ----------          ----------

GROSS PROFIT                                                             22,211              16,606

       Selling, general & administrative expenses                        18,640              16,112
       Restructuring costs                                                    -               1,448
                                                                      ----------          ----------

INCOME (LOSS) FROM OPERATIONS                                             3,571                (954)

       Interest expense, net                                              4,397               4,887
       Currency (gain) loss, net                                            (89)                161
                                                                      ----------          ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                        (737)             (6,002)

       Income taxes (benefit)                                              (537)             (2,388)
                                                                      ----------          ----------

NET LOSS                                                            $      (200)        $    (3,614)
                                                                      ==========          ==========


See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
-------------------------------------------------------


                                                                                (Dollar amounts in thousands)
                                                                             ---------------------------------
                                                                              (Unaudited)          (Unaudited)

                                                                                March 31,            March 31,
                                                                                  2000                 2001
                                                                              -----------           -----------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                                      $     (200)           $   (3,614)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation                                                                 3,754                 3,608
      Intangibles amortization                                                       387                   387
      Deferred income taxes                                                         (612)               (2,903)
      Deferred financing cost amortization                                           187                   202
      Other                                                                            0                  (365)
      Change in working capital components:
           Receivables                                                            (8,262)                 (447)
           Inventories                                                            (5,266)                  612
           Current liabilities                                                    12,352                (1,449)
           Other, including currency translation adjustment                         (193)                  (36)
                                                                                --------              ---------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  2,147                (4,005)


CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES                            (907)                 (967)
                                                                                --------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
    BORROWINGS FROM (REPAYMENTS TO) REVOLVING CREDIT FACILITY                      3,000               (18,900)
    PROCEEDS FROM THE ISSUANCE OF COMMON STOCK                                         0                    30
                                                                                --------              ---------
           NET CASH PROVIDED BY (USED IN) FINANCING                                3,000               (18,870)

CASH -         net change                                                          4,240               (23,842)
               beginning of period                                                 3,110                26,739
                                                                                --------              ---------
               end of period                                                  $    7,350            $    2,897
                                                                                =========             =========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                                      7,498                 8,214
Income taxes paid                                                                     75                   515



See Notes to Condensed Consolidated Financial Statements.

               EVENFLO COMPANY, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS
               For the Three Months ended March 31, 2000 and 2001.  (Unaudited)

(Dollars in thousands)


1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of March 31, 2001 and the related statement of operations and cash flows for the three months ended March 31, 2000 and 2001 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2001, results of operations and cash flows for the three months ended March 31, 2000 and 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year 2001. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Form 10-K.


2.       ACCOUNTING POLICIES


                  In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in 1999 amended certain provisions of that Standard with SFAS No.
         138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial statements.

3.       INVENTORIES.

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.


                                                December 31, 2000   March 31, 2001
                                                -----------------   --------------

         Finished goods                               $23,694           $23,571
         Work in process                               15,933            16,056
         Raw material                                  30,625            30,013
                                                      --------          --------
                  Total inventories                   $70,252           $69,640
                                                      ========          ========


4.       CREDIT FACILITY

                  On August 20, 1998, as part of the Recapitalization, the Company entered into a secured credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. On March 16, 2001, the Company amended its Credit Facility to modify certain financial covenants, effective December 31, 2000, limit the availability to $95,000 while the leverage ratio is above 4.0 to 1.0, increase interest rates and provide additional collateral. The Credit Facility currently provides for $95,000 of commitments for revolving credit loans (the "Revolving Credit Loans"), which may be used for working capital needs and general purposes, for special facility obligations (letters of credit and bankers' acceptances) and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $55,000, bankers' acceptances are limited to a maximum of $40,000 and Swingline Loans are limited to a maximum of $5,000. The Credit Facility terminates on August 19, 2005. At March 31, 2001, the Company had borrowing availability of approximately $17,735 under the Credit Facility subject to certain conditions (after giving effect to $39,000 of revolving credit loans and $38,265 of letters of credit and banker's acceptances, including $9,641 of commitments for stand-by letters of credit and for letters of credit that have not yet been executed).

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

5.       COMPREHENSIVE INCOME (LOSS).

                   The Company's comprehensive income consists solely of foreign currency translation adjustments related to its non-U.S. subsidiaries net earnings (loss). For the comparative three months ended March 31, 2000 and 2001, comprehensive income (loss) was as follows:



                                                                 Three Months Ended
                                                                        March 31,
                                                                  -------------------
                                                               2000               2001
                                                              -------           -------
         Net loss                                             $(200)            $(3,614)
         Foreign currency translation adjustment                257                  11
                                                              -------           --------
         Comprehensive earnings (loss)                        $  57             $(3,603)
                                                              =======           ========


6.       SHAREHOLDERS EQUITY

                  PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was approximately 14.2% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through March 31, 2001, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $14,856.

7.       RESTRUCTURING

                  In 2001, the Company approved a plan to restructure certain administrative and operational functions. Company management assessed the impact that this would have on employment levels and recorded severance and other personnel related costs of $1,448 for 35 salaried personnel terminated during the 2001 three months. Severance and other payroll related costs of $348 were charged against this reserve during the 2001 three months. The Company expects to pay the remaining amount by the end of 2001.


8.       CONTINGENCIES

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

                  Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements. However, due to the inherent uncertainty of litigation, it is possible that the Company may be subject to adverse judgements which, singularly or in the aggregate, could be substantial in amount and may not be covered by insurance or reserves. In addition, no assurances can be given that in the future a claim will not be brought against the Company which would have a material adverse effect on the Company.

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

9.       SEGMENT REPORTING

                                                                                Three Months Ended
                                                                                        March 31,
                                                                                ---------------------
                                                                                2000             2001
                                                                                ----             ----
         GEOGRAPHIC LOCATION
         NET SALES
                  United States                                               $85,267         $69,671
                  Other nations                                                11,285          13,805
                                                                              -------         -------
                           Total net sales                                    $96,552         $83,476
                                                                              =======         =======

         EARNINGS (LOSS) BEFORE INCOME TAXES
                  United States                                               $ 2,430         $  (232)
                  Other nations                                                 1,230             565
                  Restructuring                                                     0          (1,448)
                  Interest expense, net                                        (4,397)         (4,887)
                                                                              -------         --------
                           Earnings (loss) before income taxes                $  (737)        $(6,002)
                                                                              =======         ========


                                                                                December         March
                                                                                31, 2000        31, 2001
                                                                                --------       --------
         IDENTIFIABLE ASSETS
                  United States                                                 $283,153       $257,313
                  Other nations                                                   24,472         26,390
                                                                                --------       --------
                           Total assets                                         $307,625       $283,703
                                                                                ========       ========


                           INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company at December 31, 2000, and the related consolidated statements of operations and comprehensive earnings (loss), cash flows and preferred stock and common shareholders' equity for the year then ended (not presented herein); and in our report dated March 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 14, 2001







                                       10.

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 ("2001 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 ("2000 THREE MONTHS")

         NET SALES. The Company's net sales declined to $83,476 in the 2001 three months from $96,552 for the 2000 three months, a decrease of $13,076 or 13.5%. U.S. net sales, including export sales, of $69,671 for the 2001 three months were $15,596 or 18.3% below U.S. sales for the 2000 three months of $85,267 due to reduced sales to major retail customers in most product categories. The decline in U.S net sales can be attributed to (i) the timing of new product introductions, including the Express(TM) Booster Car Seat and Easy Comfort(TM) High Chair, where initial orders were shipped heavily to retailers late in the fourth quarter 2000 instead of the 2001 three months and (ii) a slowing U.S economy that caused retailers to cut back on reordering to control the build up of retailers inventory. International net sales increased 22.3% to $13,805 in the 2001 three months from $11,285 for the 2000 three months. International net sales increased principally due to increased sales in Mexico and Canada.

         GROSS PROFIT. The Company's gross profit decreased to $16,606 in the 2001 three months from $22,211 in the 2000 three months. As a percentage of net sales, gross profit decreased to 19.9% in the 2001 three months from 23.0% in the 2000 three months. The decrease was due to (i) lower operating margins resulting from reduced manufacturing volume, (ii) less favorable purchase prices, and (iii) unfavorable material absorption due to fewer inventory receipts.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses decreased to $16,112 in the 2001 three months from $18,640 in the 2000 three months. As a percentage of net sales, SG&A expenses were 19.3% in the 2001 and the 2000 three months. SG&A expenses in the 2001 three months were reduced primarily by lower marketing support costs. Partially offsetting these decreases were increased product development and engineering expenses.

         RESTRUCTURING COST. During the 2001 three months the Company reduced the size of the workforce and incurred severance and related cost of $1,448.
The Company made the decision to reduce the size of the workforce in reaction to the slowing U.S. economic conditions and expects these actions will improve the Company's cost structure in the future.

         INTEREST EXPENSE. Interest expense increased to $4,887 in the 2001 three months from $4,397 in the 2000 three months. The increase was due primarily to (i) increased amount outstanding under the revolving credit facility and (ii) higher interest rates.

         CURRENCY (GAIN) LOSS. The $161 currency loss in the 2001 three months compare to a $89 currency gain reported in the 2000 three months. The unfavorable impact of currency losses for the 2001 three months over the 2000 three months is due primarily to the currency effect of U.S. dollar denominated transactions with non-U.S. subsidiaries.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 2001 and 2000 three months associated with losses from U.S. operations. The 2001 loss from U.S. operations was offset in part by income from the Company's Mexico subsidiary. The 2000 three months loss from U.S. operations was offset in part by income from the Company's Mexico and Canadian subsidiaries. The earnings of the Company's Canadian subsidiary for the 2000 three months were not subject to income tax because of a net operating loss that was available to this subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash balances, cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic investments. At March 31, 2001, the Company had $2,897 of cash, compared to $7,350 at March 31, 2000. The revolving credit facility subjects the Company to certain restrictions and covenants related to, among other things, minimum interest coverage, maximum leverage ratio restrictions on capital expenditures, and no dividend payments. At March 31, 2001, the Company had $39,000 in borrowings outstanding under the revolving credit facility and utilized $28,624 banker's acceptances and letters of credit. In addition, the Company had $9,641 in stand-by letters of credit. The Company had $17,735 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 liquidation preference of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. As of March 31, 2001 the average dividend rate on the Cumulative Preferred Stock was approximately 14.2%.

         The syndicate of financial institutions under the revolving credit facility and the Company agreed to amend certain financial covenants included in the revolving credit facility for the period commencing with the third fiscal quarter 2000. This amendment ("Amendment No. 1") modified financial covenants relating to an interest coverage ratio and a leverage ratio, increased the bankers' acceptance limit and increased the additional margin on the "eurodollar rate" and the "base rate" interest calculation.

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

         The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L. P. may, from time to time depending on market conditions, purchase senior notes previously issued by the Company in the open market or by other means.


CASH FLOWS

         2001 THREE MONTHS COMPARED TO THE 2000 THREE MONTHS. For the 2001 three months, the Company used $4,005 in cash for operating activities, and invested $967 in capital expenditures. The Company decreased its borrowing by $18,900 under the revolving credit facility. At March 31, 2001 the Company had $2,897 in cash.

         The $6,152 lower cash provided from operating activities for 2001 three months compared to the 2000 three months was primarily due to increase in net loss and changes in working capital components.

         Capital expenditures during the 2001 and 2000 three months relate primarily to new product development, and projects to improve product quality and reduce operating costs of the business.


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

         The Company's Adjusted EBITDA decreased from $8,013 in the 2000 three months to $4,555 in the 2001 three months as indicated in the table below. Restructuring or unusual costs in the 2001 three months relate to the cost of severance for the reduction of employment levels.


                                                                 Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                2000             2001
                                                              ---------       --------
NET EARNINGS (LOSS)                                          $   (200)         $(3,614)

         Income taxes (benefit)                                  (537)          (2,388)
         Interest expense, net                                  4,397            4,887
         Depreciation and amortization                          4,353            4,222
                                                             --------          -------
EBITDA                                                          8,013            3,107
                                                             --------          -------

         Restructuring costs                                        0            1,448
                                                             --------          -------

ADJUSTED EBITDA                                              $  8,013          $ 4,555
                                                             ========          =======




CURRENCY HEDGING

         In the 2001 three months, approximately 16.5% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar. Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,600 and $1,800 based on intercompany balances as of December 31, 2000 and March 31, 2001, respectively.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company has the 11.75% Notes due 2006 and the revolving credit facility to maintain the desired level of exposure to risk of interest rate fluctuations and to minimize interest expense. The Company utilizes a mix of debt maturities along with both fixed- and variable-rate debt to manage its exposure to changes in interest rates. Recent increases in the cost of borrowing under the Revolving Credit Facility and higher utilization of the Company's revolving credit facility are expected to increase interest expense in 2001. There can be no assurances that interest rates will not materially change from existing levels.



FORWARD LOOKING STATEMENTS

         Certain statements made in this Management's Discussion and Analysis of the Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking terminology, includes but is not limited to words such as "may," "intend," "will," "expect," "anticipate," "plan," "the Company believes," "management believes," "estimate," "continue," or "position" or the negative thereof or other variations thereon or comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward looking statements.

         Forward looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company or any of its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations will prove to have been correct. Accordingly, the Company hereby identifies the following important factors as some of the factors that could cause the Company's financial results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: Heightened competition, including specifically the intensification of price competition, the development and introduction of new products and entry by competitors into new product markets; higher selling, general and administrative expenses, including advertising and promotion; significant indebtedness of the Company; the restrictive covenants included in its debt arrangements; need to continue introduction of products that represent an improvement over our existing products, or which are more successful than competitors' innovations; failure to obtain new customers or retain existing key customers or the effects of inventory reductions by key accounts; ability to maintain and increase shelf space for our products at key accounts; inability to carry out domestic and foreign marketing and sales plans; decline in international sales due to economic disruptions in certain foreign countries, or due to fluctuations in currency exchange rates; increased manufacturing costs, including inability or reduced ability to have products manufactured overseas and the cost of raw materials; loss of the services of one or more key personnel; changes in operating strategy or development plans; any protracted labor relations dispute; changes in the Company's capital expenditure plan; continued consolidation in the retail industry; general domestic and foreign economic downturns; changes in or failure to comply with government regulations; and product recalls, corrective actions and liability claims and product liability litigation and the impact on sales of adverse publicity and news coverage due to any recall, corrective action or litigation.

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

Part II.          Other Information.


Item 1.           Legal Proceedings

                  There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Form 10-K. The following summarizes significant developments in previously reported matters and any material claims asserted since December 31, 2000.

                  In early May, the Company announced a consumer safety campaign for the Joy Ride(R) infant car seat carrying handle and is offering a free repair kit to owners. The car seats have not been manufactured for sale in the U. S. since December 1998. The Company is indemnified by Spalding for 97% of the cost of the recall. The Company estimates, taking into consideration the Spalding indemnification, that the cost of this safety campaign will not exceed $50.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of the exhibits included in the Form 10-Q:

                  None.


B. The following Reports on Form 8-K were filed by Evenflo Company, Inc. during the quarter ended March 31, 2001.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                               EVENFLO COMPANY, INC. AND SUBSIDIARIES
                               ---------------------------------------
                               (Registrant)





Date  MAY 14, 2001             /s/ RICHARD W. FRANK
                               ---------------------------------------
                               Richard W. Frank
                               Chairman of the Board of Directors and
                                     Chief Executive Officer


Date   MAY 14, 2001            /s/ DARYLE A. LOVETT
                               ---------------------------------------
                               Daryle A. Lovett
                               Senior Executive Vice President Finance and
                                      Chief Financial Officer