Form 10-Q
period 2001-06-30
EVENFLO CO INC
filed 2001-08-14
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________

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

                               Yes /X/  No

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at June 30, 2001 was 10,219,372.

                           EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                            INDEX


                                                                             PAGES
                                                                             -----
Part I.           Financial Information

                  Condensed Consolidated Balance Sheets -
                           December 31, 2000 and June 30, 2001                  2

                  Condensed Consolidated Statements of Operations -
                  For the Three & Six Months Ended June 30, 2000 and 2001       3

                  Condensed Consolidated Statements of Cash Flows -
                  For the Three & Six Months Ended June 30, 2000 and 2001       4

                  Notes to Condensed Consolidated Financial Statements          5 - 9

                  Independent Accountants' Review Report                        10

                  Management's Discussion and Analysis of the Condensed
                           Consolidated Financial Statements                    11 - 16

Part II.          Other Information

                  Item 1.           Legal Proceedings                           17

                  Item 6.           Exhibits and Reports on Form 8-K            17

                  Signatures                                                    18


EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND JUNE 30, 2001       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT
                                                  PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                  (Unaudited)

                                                           DECEMBER 31,            JUNE 30,
                                                               2000                  2001
                                                          --------------          ----------
ASSETS

CURRENT ASSETS:
Cash                                                      $ 26,739                 $  2,317
Receivables, less allowance of $ 701 and $835               74,378                   71,340
Inventories                                                 70,252                   72,981
Deferred income taxes                                        3,980                    4,069
Prepaid expenses                                             1,532                    1,589
                                                          --------------          ----------
                   TOTAL CURRENT ASSETS                    176,881                  152,296

Property, plant and equipment                              133,289                  137,415
Accumulated depreciation                                   (75,697)                 (82,634)
                                                          --------------          ----------
Property, plant and equipment, net                          57,592                   54,781
Intangible assets, net                                      43,230                   42,456
Deferred income taxes                                       24,066                   28,682
Other                                                        5,856                    5,960
                                                          --------------          ----------
                   TOTAL ASSETS                           $307,625                 $284,175
                                                          --------------          ----------
                                                          --------------          ----------

LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          $ 38,469                 $ 40,936
Bankers acceptances and letters of credit                   18,837                   18,888
Accrued expenses                                            25,057                   23,643
                                                          --------------          ----------
                   TOTAL CURRENT LIABILITIES                82,363                   83,467

Senior notes                                               110,000                  110,000
Revolving credit loans                                      57,900                   39,400
Pension and post-retirement benefits                         6,258                    6,258
                                                          --------------          ----------
                   TOTAL LIABILITIES                       256,521                  239,125

Commitments and contingencies

Preferred stock $.01 par value, 10,000,000 shares
  authorized, 400,000 shares outstanding (liquidation
  value, $56,229 includes dividends of 16,229).             40,000                   40,000
Common Shareholders' Equity:
  Class A,  $1 par value, 20,000,000 shares authorized;
    10,213,372 and 10,219,372, respectively, shares
    outstanding.                                            10,213                   10,219
  Class B,  $1 par value, 5,000,000 shares authorized;
    none outstanding                                             0                        0
Paid-in capital                                             62,241                   62,265
Retained earnings (deficit)                                (56,669)                 (63,263)
Accumulated other comprehensive earnings
  (loss)-currency translation adjustments                   (4,681)                  (4,171)
                                                          --------------          ----------
                   TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY                   $307,625                 $284,175
                                                          --------------          ----------
                                                          --------------          ----------


See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(DOLLAR AMOUNTS IN THOUSANDS)            (Unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                                  ---------------------------           ------------------------------
                                                    2000              2001                 2000             2001
                                                  ---------        ----------           -----------      ----------
NET SALES                                           $83,152          $79,947             $179,704          $163,423

      Cost of sales                                  64,232           62,480              138,573           129,350
                                                   ---------       ----------            ---------        ----------

GROSS PROFIT                                         18,920           17,467               41,131            34,073

      Selling,general and administrative expenses    17,257           16,154               35,897            32,266
      Restructuring costs                                 0              951                    -             2,399
                                                   ---------       ----------            ---------        ----------

INCOME (LOSS) FROM OPERATIONS                         1,663              362                5,234              (592)

      Interest expense, net                           4,560            4,848                8,957             9,735
      Currency (gain) loss, net                         512              (72)                 423                89
                                                   ---------       ----------            ---------        ----------

LOSS BEFORE INCOME TAXES                             (3,409)          (4,414)              (4,146)          (10,416)

      Income tax benefit                             (1,193)          (1,434)              (1,730)           (3,822)
                                                   ---------       ----------            ---------        ----------

NET LOSS                                           $ (2,216)        $ (2,980)            $ (2,416)         $ (6,594)
                                                   =========       ==========            =========        ==========


See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                            (Unaudited)                    (Unaudited)

                                                                             JUNE 30,                        JUNE 30,
INCREASE (DECREASE) IN CASH                                                    2000                            2001
---------------------------                                            --------------------            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(2,416)                      $ (6,594)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Depreciation                                                                    7,560                          6,939
      Intangibles amortization                                                          774                            774
      Deferred income taxes                                                          (2,381)                        (4,705)
      Deferred financing cost amortization                                              374                            423
      Change in working capital components:
            Receivables                                                              (9,222)                         3,038
            Inventories                                                              (8,729)                        (2,729)
            Current liabilities                                                      13,343                          1,104
            Other, including currency translation adjustment                           (346)                           393
                                                                        --------------------            -------------------
               NET CASH USED IN OPERATING ACTIVITIES                                 (1,043)                        (1,357)
                                                                        --------------------            -------------------

CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES                             (2,104)                        (4,022)
                                                                        --------------------            -------------------

CASH FLOWS FROM FINANCING ACTIVITIES -
            BORROWINGS FROM (REPAYMENTS TO) REVOLVING CREDIT FACILITY                 1,500                        (18,500)
            DEFERRED FINANCING COSTS                                                      0                           (573)
            PROCEEDS FROM ISSUANCE OF COMMON STOCK                                        0                             30
                                                                        --------------------            -------------------
      NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                                                      1,500                        (19,043)
                                                                        --------------------            -------------------

CASH -          net change                                                           (1,647)                       (24,422)
                beginning of period                                                   3,110                         26,739
                                                                        --------------------            -------------------
                end of period                                                       $ 1,463                       $  2,317
                                                                        --------------------            -------------------
                                                                        --------------------            -------------------

SUPPLEMENTAL CASH FLOW DATA

Interest paid                                                                         8,769                          9,890
Income taxes paid                                                                       651                            883


See Notes to Condensed Consolidated Financial Statements.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
     For the Three and Six Months ended June 30, 2000 and 2001. (Unaudited)

(Dollars in thousands)

1.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of June 30, 2001 and the related statement of operations and cash flows for the three and six months ended June 30, 2000 and 2001 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2001, results of operations and cash flows for the three and six months ended June 30, 2000 and 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Form 10-K.

2.       ACCOUNTING POLICIES

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has not determined the impact, if any, that SFAS 141 will have on its financial statements.

                  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not determined the impact that SFAS 142 will have on its financial statements.

3.       INVENTORIES.

                  Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.


                                                  DECEMBER 31, 2000   JUNE 30, 2001
                                                  -----------------   -------------
         Finished goods                               $23,694           $28,775
         Work in process                               15,933            14,392
         Raw material                                  30,625            29,814
                                                      --------          --------
                  Total inventories                   $70,252           $72,981
                                                      ========          ========



4.       CREDIT FACILITY

                  On August 20, 1998, as part of the Recapitalization, the Company entered into a secured credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. On March 16, 2001, the Company amended its Credit Facility to modify certain financial covenants, effective December 31, 2000, limit the availability to $95,000 while the leverage ratio is above 4.0 to 1.0, increase interest rates and provide additional collateral. The Credit Facility currently provides for $95,000 of commitments for revolving credit loans (the"Revolving Credit Loans"), which may be used for working capital needs and general purposes, for special facility obligations (letters of credit and bankers' acceptances) and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $55,000, bankers' acceptances are limited to a maximum of $40,000 and Swingline Loans are limited to a maximum of $5,000. The Credit Facility terminates on August 19, 2005. At June 30, 2001, the Company had borrowing availability of approximately $23,810 under the Credit Facility subject to certain conditions (after giving effect to $39,400 of revolving credit loans and $31,790 of letters of credit and banker's acceptances, including $9,641 of commitments for stand-by letters of credit and for $3,261 letters of credit that have not yet been executed).

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

5.       COMPREHENSIVE INCOME (LOSS).

                   The Company's comprehensive income consists of foreign currency translation adjustments related to its non-U.S. subsidiaries net earnings (loss). For the comparative three and six months ended June 30, 2000 and 2001, comprehensive income (loss) was as follows:


                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                   --------------------------           ------------------------
                                                     2000              2001               2000              2001
                                                   --------          --------           --------          --------
         Net loss                                  $(2,216)          $(2,980)           $(2,416)          $(6,594)
         Foreign currency translation                 (515)              499               (258)              510
                                                   --------          --------           --------          --------
         Comprehensive earnings (loss)             $(2,731)          $(2,481)           $(2,674)          $(6,084)
                                                   --------          --------           --------          --------
                                                   --------          --------           --------          --------


6.       SHAREHOLDERS EQUITY

                  PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was approximately 14.16% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through June 30, 2001, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $16,229.

7.       RESTRUCTURING

                  In 2001, the Company approved a plan to restructure certain administrative and operational functions. Management assessed the impact that this would have on employment levels and during the first quarter of 2001 recorded severance and other payroll related costs of $1,448 for 35 salaried personnel that had been terminated. Severance and other payroll related costs of $348 and $467 were charged against this reserve during the three months ended March 31, 2001 and the three months ended June 30, 2001, respectively.

                  In June 2001, Company management approved a plan to close the plant in Jasper, Alabama and outsource certain functions to enable the Company to continue to offer competitive prices on its high quality products. In connection with this decision, the Company recorded a charge of $1,050. This charge consisted of $282 of employee termination benefits, $70 of facility shutdown costs, $48 in other costs, $400 of inventory write-downs, and $250 in impairment costs associated with idle equipment. Inventory write-down, equipment impairment and facility shut down costs of $720 were recorded in Cost of Goods Sold. All other costs were recorded in Selling, General and Administrative Costs. Employee termination benefits represent severance payments for 10 salaried personnel and 77 collective bargaining personnel.

                  The Company also recorded an additional charge during the second quarter of 2001 of $621 for severance and other payroll related costs of 34 salaried personnel associated with the previously approved plan to restructure certain administrative and operational functions. This amount is recorded in Selling, General and Administrative Expenses.

                  The Company expects to dispose of the impaired assets and pay the remaining amounts related to these reserves by the end of 2001.

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

9.       SEGMENT REPORTING


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30
                                                     -------------------------         ---------------------------
                                                       2000             2001             2000               2001
                                                     --------         --------         --------           --------
         GEOGRAPHIC LOCATION

         NET SALES
                  United States                       $71,639         $66,765          $156,906           $136,436
                  Other nations                        11,513          13,182            22,798             26,987
                                                     --------         --------         --------           --------
                           Total net sales            $83,152         $79,947          $179,704           $163,423
                                                     --------         --------         --------           --------
                                                     --------         --------         --------           --------

         EARNINGS (LOSS) BEFORE INCOME TAXES
                  United States                       $   373         $ 1,889          $  2,803           $  1,657
                  Other nations                           778             216             2,008                781
                  Restructuring                             0          (1,671)                0             (3,119)
                  Interest expense, net                (4,560)         (4,848)           (8,957)            (9,735)
                                                     --------         --------         --------           --------
                  Earnings (loss) before
                  income taxes                        $(3,409)        $(4,414)         $ (4,146)          $(10,416)
                                                     --------         --------         --------           --------
                                                     --------         --------         --------           --------




                                                              December 31, 2000        June 30, 2001
                                                              -----------------        -------------
         IDENTIFIABLE ASSETS
                  United States                                    $283,153               $258,528
                  Other nations                                      24,472                 25,647
                                                                   ---------              ---------
                           Total assets                            $307,625               $284,175
                                                                   ---------              ---------
                                                                   ---------              ---------


                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Dayton, Ohio
August 2, 2001

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 ("2001 THREE MONTHS") AND SIX MONTHS ENDED JUNE 30, 2001 ("2001 SIX MONTHS") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000 ("2000 THREE MONTHS") AND SIX MONTHS ENDED JUNE 30, 2000 ("2000 SIX MONTHS").

         NET SALES. The Company's net sales declined to $79,947 in the 2001 three months from $83,152 for the 2000 three months, a decrease of $3,205 or 3.9%. The Company's 2001 six months net sales of $163,423 compare to $179,704 for the 2000 six months, a $16,281 decrease or 9.1%. U.S. net sales, including export sales, of $66,765 for the 2001 three months were $4,874 or 6.8% below U.S. sales for the 2000 three months of $71,639. U.S. net sales, including export sales, of $136,436 for the 2001 six months, decreased $20,470 or 13.0%, from $156,906 for the 2000 six months due to reduced sales to major retail customers in most product categories. The decline in U.S. net sales can be attributed to (i) the timing of new product introductions, including the Express(TM) Booster Car Seat and Easy Comfort(TM) High Chair, where initial orders were shipped heavily to retailers late in the fourth quarter 2000 instead of the 2001 six months and (ii) a slowing U.S economy that caused retailers to cut back on reordering to control the build up of retailers inventory. International net sales increased 14.5% to $13,182 in the 2001 three months from $11,513 for the 2000 three months. In the 2001 six months, international net sales increased by $4,189, or 18.4%, to $26,987 from $22,798 for the 2000 six months. International net sales for both the 2001 three and six months increased principally due to increased sales in Mexico.

         GROSS PROFIT. The Company's gross profit decreased to $17,467 in the 2001 three months from $18,920 in the 2000 three months. As a percentage of net sales, gross profit decreased to 21.8% in the 2001 three months from 22.8% in the 2000 three months. For the 2001 six months, gross profit decreased by $7,058 or 17.2% to $34,073 from $41,131 for the 2000 six months. The decrease in the 2001 three months was due to restructuring charge of $720 or 0.9% of net sales, for the closure of the Jasper, Alabama plant and reduced net sales volume vs. prior year. Cost improvements from lower supplier prices and greater factory through put partially offset the decrease. The decrease in the 2001 six months was due to (i) the $720 or 0.4% of net sales restructuring charge for the Jasper, Alabama plant closure, (ii) lower operating margins resulting from reduced manufacturing volume.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses decreased to $16,154, excluding restructuring costs of $951, in the 2001 three months from $17,257 in the 2000 three months. As a percentage of net sales, SG&A expenses were 20.2% in the 2001 and 20.8% in the 2000 three months, respectively. For the 2001 six months SG&A expenses were $32,266, excluding restructuring costs of $2,399, a $3,631 or 10.1% decrease from the $35,897 reported for the 2000 six months. SG&A expenses in the 2001 three and six months were reduced primarily by lower marketing support costs and reduced administrative costs. Following is a discussion of restructuring:

         RESTRUCTURING COST. In 2001, the Company approved a plan to restructure certain administrative and operational functions. Management assessed the impact that this would have on employment levels and during the first quarter of 2001 recorded severance and other payroll related costs of $1,448 for 35 salaried personnel that had been terminated. Severance and other payroll related costs of $348 and $467 were charged against this reserve during the three months ended March 31, 2001 and the three months ended June 30, 2001, respectively.

In June 2001, Company management approved a plan to close the plant in Jasper, Alabama and outsource certain functions to enable the Company to continue to offer competitive prices on its high quality products. In connection with this decision, the Company recorded a charge of $1,050. This charge consisted of $282 of employee termination benefits, $70 of facility shutdown costs, $48 in other costs, $400 of inventory write-downs, and $250 in impairment costs associated with idle equipment. Inventory write-down, equipment impairment and facility shut down costs of $720 were recorded in Cost of Goods Sold. All other costs were recorded in Selling, General and Administrative Costs. Employee termination benefits represent severance payments for 10 salaried personnel and 77 collective bargaining personnel.

The Company also recorded an additional charge during the 2001 three months ended June 30, 2001 of $621 for severance and other payroll related costs of 34 salaried personnel associated with the previously approved plan to restructure certain administrative and operational functions. This amount is recorded in Selling, General and Administrative Expenses.

The Company expects to dispose of the impaired assets and pay the remaining amounts related to these reserves by the end of 2001.

         INTEREST EXPENSE. Interest expense increased to $4,848 in the 2001 three months and $9,735 in the 2001 six months from $4,560 in the 2000 three months and $8,957 in the 2000 six months. The increase was due primarily to increased borrowings under the revolving credit facility, somewhat offset by lower interest rates.

         CURRENCY (GAIN) LOSS. The $72 currency gain in the 2001 three months and $89 loss in the 2001 six months compare to a $512 currency loss in the 2000 three months and $423 loss in the 2000 six months. The impact of currency is due primarily to the currency effect of U.S. dollar denominated transactions with non-U.S. subsidiaries.

         INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 2001 and 2000 three months and 2001 and 2000 six months associated with losses from U.S. operations. The tax benefit for both the 2001 three and six months was offset in part by tax expense from the Company's Mexico subsidiary. The tax benefit for both the 2000 three and six months loss from U.S. operations was offset in part by tax expense from the Company's Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's principal sources of liquidity are from cash balances, cash flows generated from operations and from borrowings under the Company's $100,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic investments. At June 30, 2001, the Company had $2,317 of cash. The revolving credit facility subjects the Company to certain restrictions and covenants related to, among other things, minimum interest coverage, maximum leverage ratio restrictions on capital expenditures, and no dividend payments. At June 30, 2001, the Company had $39,400 in borrowings outstanding under the revolving credit facility and utilized $18,888 banker's acceptances and letters of credit. In addition, the Company had $9,641 in stand-by letters of credit and $3,261 of letters of credit that have not yet been executed. The Company had $23,810 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 liquidation preference of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. As of March 31, 2001 the average dividend rate on the Cumulative Preferred Stock was approximately 14.16%.

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

CASH FLOWS

         2001 SIX MONTHS COMPARED TO THE 2000 SIX MONTHS. For the 2001 six months, the Company used $1,357 in cash for operating activities, and invested $4,022 in capital expenditures. The Company decreased its borrowing by $18,500 under the revolving credit facility. At June 30, 2001 the Company had $2,317 in cash.

         The $314 lower cash provided from operating activities for 2001 six months compared to the 2000 six months was primarily due to the increase in net loss and changes in working capital components.

         Capital expenditures during the 2001 and 2000 six months relate primarily to new product development, and projects to improve product quality and reduce operating costs of the business.

EBITDA AND ADJUSTED EBITDA

         EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, and extraordinary items. Adjusted EBITDA is defined as EBITDA and restructuring costs. EBITDA and Adjusted EBITDA are included because the Company believes it provides useful information regarding its ability to service its debt and because the Company understands that such information is considered to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA and Adjusted EBITDA do not, however, represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net earnings as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Because EBITDA and Adjusted EBITDA are not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

         The Company's Adjusted EBITDA increased to $6,070 in the 2001 three months from $5,556 in the 2000 three months and decreased in the 2001 six months to $10,625 from $13,569 in the 2000 six months as indicated in the table below.


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                     ---------------------------        ---------------------------
                                                       2000              2001              2000              2001
                                                     ---------         ---------        ---------         ---------
NET EARNINGS (LOSS)                                   $(2,216)          $(2,980)         $(2,416)          $(6,594)

         Income taxes (benefit)                        (1,193)           (1,434)          (1,730)           (3,822)
         Interest expense, net                          4,560             4,848            8,957             9,735
         Depreciation and amortization                  4,405             3,965            8,758             8,187
                                                      --------          --------         --------          --------
EBITDA                                                  5,556             4,399           13,569             7,506
                                                      --------          --------         --------          --------
         Restructuring costs                                0             1,671                0             3,119
                                                      --------          --------         --------          --------

ADJUSTED EBITDA                                       $ 5,556           $ 6,070          $13,569           $10,625
                                                      --------          --------         --------          --------
                                                      --------          --------         --------          --------



CURRENCY HEDGING

         In the 2001 six months, approximately 16.5% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar. Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,600 based on intercompany balances as of December 31, 2000 and June 30, 2001.

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

Part II.          Other Information.

Item 1.           Legal Proceedings

                  There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Form 10-K and Form 10-Q. The following summarizes significant developments in previously reported matters and any material claims asserted since March 31, 2001.

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

A. The following is an index of the exhibits included in the Form 10-Q:

                  None.

B. The following Reports on Form 8-K were filed by Evenflo Company, Inc. during the quarter ended June 30, 2001.

                  Evenflo Company News Release for the year ended December 31, 2000 filed April 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

                                    Evenflo Company, Inc. and Subsidiaries
                                    --------------------------------------
                                    (Registrant)

Date  August 13, 2001               /s/ Wayne W. Robinson
      ---------------               --------------------------------------
                                    Wayne W. Robinson
                                    Chief Executive Officer

Date  August 13, 2001               /s/ Daryle A. Lovett
      ---------------               --------------------------------------
                                    Daryle A. Lovett
                                    Senior Executive Vice President Finance and
                                           Chief Financial Officer