Form 10-Q
period 2001-09-30
EVENFLO CO INC
filed 2001-11-14
CIK 1071280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
     /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________to_______________

Commission File No.: 333-64893

                              EVENFLO COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          31-1360477
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

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

The number of shares of common stock outstanding of the registrant's common stock, par value $1.00 per share, at September 30, 2001 was 10,219,372.

                           EVENFLO COMPANY, INC. AND SUBSIDIARIES

                                            INDEX
                                                                                        PAGES

Part I.           Financial Information

                  Condensed Consolidated Balance Sheets -
                        December 31, 2000 and September 30, 2001                        2

                  Condensed Consolidated Statements of Operations -
                  For the Three & Nine Months Ended September 30, 2000
                  and 2001                                                              3

                  Condensed Consolidated Statements of Cash Flows -
                  For the Three & Nine Months Ended September 30, 2000
                  and 2001                                                              4

                  Notes to Condensed Consolidated Financial Statements                  5 - 10

                  Independent Accountants' Review Report                                11

                  Management's Discussion and Analysis of the Condensed
                        Consolidated Financial Statements                               12 - 18

Part II.          Other Information

                  Item 1.     Legal Proceedings                                         19

                  Item 6.     Exhibits and Reports on Form 8-K                          19

                  Signatures                                                            20

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                  (Unaudited)
                                                                  DECEMBER 31,    SEPTEMBER 30,
ASSETS                                                                2000             2001
------                                                            -----------     -----------
CURRENT ASSETS:
Cash                                                               $   26,739      $    8,063
Receivables, less allowance of $ 701 and $336                          74,378          72,982
Inventories                                                            70,252          61,560
Deferred income taxes                                                   3,980           3,834
Prepaid expenses                                                        1,532           1,556
                                                                  -----------     -----------
                   TOTAL CURRENT ASSETS                               176,881         147,995

Property, plant and equipment                                         133,289         142,328
Accumulated depreciation                                              (75,697)        (85,999)
                                                                  -----------     -----------
Property, plant and equipment, net                                     57,592          56,329
Intangible assets, net                                                 43,230          42,068
Deferred income taxes                                                  24,066          33,925
Other                                                                   5,856           5,080
                                                                  -----------     -----------
                   TOTAL ASSETS                                    $  307,625      $  285,397
                                                                  ===========     ===========

LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:
Revolving credit loans                                             $        0      $   67,400
Accounts payable                                                       38,469          30,551
Bankers acceptances and letters of credit                              18,837          11,415
Accrued expenses                                                       25,057          22,990
                                                                  -----------     -----------
                   TOTAL CURRENT LIABILITIES                           82,363         132,356

Senior notes                                                          110,000         110,000
Revolving credit loans                                                 57,900               0
Pension and post-retirement benefits                                    6,258           6,258
                                                                  -----------     -----------
                   TOTAL LIABILITIES                                  256,521         248,614

Commitments and contingencies

Preferred stock $.01 par value, 10,000,000 shares authorized,
       400,000 shares outstanding (liquidation value, $57,597          40,000          40,000
       includes dividends of $17,597).
Common Shareholders' Equity:
       Class A,  $1 par value, 20,000,000 shares authorized;
                   10,213,372 and 10,219,372, respectively, shares     10,213          10,219
                   outstanding.
       Class B,  $1 par value, 5,000,000 shares authorized;
                   none outstanding                                         0               0
Paid-in capital                                                        62,241          62,265
Retained earnings (deficit)                                           (56,669)        (71,008)
Accumulated other comprehensive earnings (loss)-currency
       translation adjustments                                         (4,681)         (4,693)
                                                                  -----------     -----------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  307,625      $  285,397
                                                                  ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(DOLLAR AMOUNTS IN THOUSANDS) (Unaudited)
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEP. 30                 SEP. 30
                                                                ------------------        -----------------
                                                                2000         2001         2000        2001
                                                                ----         ----         ----        ----
NET SALES                                                    $ 85,038    $ 77,669    $ 264,742    $ 241,092

      Cost of sales                                            66,892      67,306      205,465      196,656
                                                               ------      ------      -------      -------

GROSS PROFIT                                                   18,146      10,363       59,277       44,436

      Selling,general and administrative expenses              16,935      17,879       52,832       50,145
      Restructuring costs                                           0         136            -        2,535
                                                               ------      ------      -------      -------

INCOME (LOSS) FROM OPERATIONS                                   1,211      (7,652)       6,445       (8,244)

      Interest expense, net                                     4,708       4,685       13,665       14,420
      Currency loss, net                                          183         245          606          334
                                                               ------      ------      -------      -------
LOSS BEFORE INCOME TAXES                                       (3,680)    (12,582)      (7,826)     (22,998)

      Income tax benefit                                       (1,820)     (4,837)      (3,550)      (8,659)
                                                               ------      ------      -------      -------

NET LOSS                                                     $ (1,860)   $ (7,745)   $  (4,276)   $ (14,339)
                                                              =======     =======      =======     ========

See Notes to Condensed Consolidated Financial Statements.

EVENFLO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                         (Unaudited)      (Unaudited)

                                                                         SEPTEMBER 30,    SEPTEMBER 30,
INCREASE (DECREASE) IN CASH                                                 2000             2001
---------------------------                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $ (4,276)       $ (14,339)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Depreciation                                                          11,286           10,395
      Intangibles amortization                                               1,161            1,162
      Deferred income taxes                                                 (4,135)          (9,713)
      Deferred financing cost amortization                                     370              655
      Change in working capital components:
            Receivables                                                      5,246            1,396
            Inventories                                                     (6,416)           8,692
            Current liabilities                                              2,195          (17,407)
            Other, including currency translation adjustment                  (901)             775
                                                                         ---------        ---------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           4,530          (18,384)
                                                                         ---------        ---------


CASH USED IN INVESTING ACTIVITIES - CAPITAL EXPENDITURES                    (3,424)          (9,249)
                                                                         ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES -
            BORROWINGS FROM (REPAYMENTS TO) REVOLVING CREDIT FACILITY        2,500            9,500
            DEFERRED FINANCING COSTS                                             0             (573)
            PROCEEDS FROM ISSUANCE OF COMMON STOCK                               0               30
                                                                         ---------        ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    2,500            8,957
                                                                         ---------        ---------

CASH -          net change                                                   3,606          (18,676)
                beginning of period                                          3,110           26,739
                                                                         ---------        ---------
                end of period                                             $  6,716        $   8,063
                                                                         =========        =========

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                               16,791           17,983
Income taxes paid                                                              585            1,054

See Notes to Condensed Consolidated Financial Statements.

                     EVENFLO COMPANY, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
  For the Three and Nine Months ended September 30, 2000 and 2001. (Unaudited)

(Dollars in thousands)

1.    BASIS OF PRESENTATION

            The condensed consolidated balance sheet as of September 30, 2001 and the related statements of operations and cash flows for the three and nine months ended September 30, 2000 and 2001 included herein have been prepared by Evenflo Company, Inc. and its Subsidiaries (the "Company") and are unaudited. The condensed balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2001, results of operations and cash flows for the three and nine months ended September 30, 2000 and 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001. Therefore, the accompanying unaudited condensed financial statements of the Company should be read in conjunction with the financial statements included in the Company's Form 10-K.

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

            In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete the first step of the transitional goodwill impairment test within six months from the date of adoption. The Company has not determined the impact that SFAS 142 will have on its financial statements.

            In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") entitled "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company has not yet determined the impact that SFAS 144 will have on the Company's financial statements.

3.    INVENTORIES.

            Inventories are valued at the lower of cost or market (net realizable value). Cost for United States inventories has been determined by use of the last-in, first-out method. Cost for non-U.S. inventories has been determined by use of the first-in, first-out method.

                                       DECEMBER 31, 2000   SEPTEMBER 30, 2001
                                      -----------------    ------------------
      Finished goods                  $           23,694   $           23,762
      Work in process                             15,933               12,104
      Raw material                                30,625               25,694
                                      ------------------   ------------------
              Total inventories       $           70,252   $           61,560
                                      ==================   ==================

4.    CREDIT FACILITY

            On August 20, 1998, as part of the Recapitalization, the Company entered into a Secured Credit Facility (the "Credit Facility") with a syndicate of banks and other financial institutions. On March 16, 2001, the Company amended its Credit Facility to modify certain financial covenants, effective December 31, 2000, limit the availability to $95,000 while the leverage ratio is above 4.0 to 1.0, increase interest rates and provide additional collateral. The credit facility was again amended on September 30, 2001. This amendment increased the availability to $105,000, while creating a borrowing base formula, in which the Company is limited in its borrowing based on a formula of 90% of net receivables and 75% of net inventory. Management does not believe the borrowing base formula will further limit the available borrowings. The Credit Facility currently provides for $105,000 of commitments for revolving credit loans (the "Revolving Credit Loans"), which may be used for working capital needs and general purposes, for special facility obligations (letters of credit and bankers' acceptances), liquidity facility loans, and for borrowings on same-day notice ("Swingline Loans"). Special facility obligations are limited to a maximum of $55,000, bankers' acceptances are limited to a maximum of $40,000, liquidity facility loans are limited to a maximum of $10,000, and Swingline Loans are limited to a maximum of $5,000. The Credit Facility terminates on August 19, 2005. At September 30, 2001, the Company had borrowing availability of approximately $15,281 under the Credit Facility subject to certain conditions (after giving effect to $67,400 of revolving credit loans and $22,319 of letters of credit and banker's acceptances, including $10,641 of commitments for stand-by letters of credit and $263 letters of credit that have not yet been executed).

      At September 30, 2001, the Company was not in compliance with certain financial covenants contained in the credit facility as amended on March 16, 2001. On October 15, 2001, the lenders granted a waiver for the debt covenant violations through January 31, 2002. The principle reasons the company did not meet these covenants were a continued slowdown in the general economy, supply chain sourcing problems and changes in customer ordering and shipping patterns. The Company has implemented various steps to improve its profitability and liquidity, including cost cutting initiatives, the closing of a manufacturing facility, and the introduction of new products. There can be no assurance, however, that these initiatives will enable the Company to meet its financial covenants going forward. As a result, the Company has classified all debt under its credit facility as current.

            There can be no assurance, however, that the Company's business will continue to generate sufficient future cash flow from operations to service its debt, meet the Company's increasingly restrictive debt covenants after January 31, 2002, make necessary capital expenditures, or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets, as permitted by the revolving credit facility, or to obtain additional financing. There can be no assurance that such efforts to obtain sufficient financing, at terms acceptable to the Company, or an amendment of the financial covenants will be successful in the future. While the Company is implementing cost reduction initiatives it may continue to incur net losses and negative cash flows from operations that includes interest payments on debt. Based on recent history, management believes the Company will be able to amend the financial covenants by January 31, 2002. The financial statements, as represented do not include adjustments that may result from the outcome of these uncertainties.

            The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., L.P. may, from time to time depending on market conditions, purchase Senior Notes (the "Notes") previously issued by the Company in the open market or by other means.

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

5.    COMPREHENSIVE INCOME (LOSS).

            The Company's comprehensive income (loss) consists of foreign currency translation adjustments related to its non-U.S. subsidiaries net earnings (loss). For the comparative three and nine months ended September 30, 2000 and 2001, comprehensive income (loss) was as follows:

                                            Three Months Ended              Nine Months Ended
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                         ------------------------       ------------------------
                                           2000            2001           2000           2001
                                         ---------      ---------       --------     -----------
      Net loss                           $  (1,860)     $  (7,745)        (4,276)    $   (14,339)
      Foreign currency translation             214           (522)           (44)            (12)
                                         ---------      ---------       --------     -----------
      Comprehensive earnings (loss)      $  (1,646)     $  (8,267)      $ (4,320)    $   (14,351)
                                         =========      =========       ========     ===========

6.    SHAREHOLDERS EQUITY

            PREFERRED STOCK. On August 20, 1998, the Company issued Cumulative Preferred Stock with a liquidation preference of $40,000. The holder of the Cumulative Preferred Stock is entitled to receive, when, and if declared by the Board of Directors, dividends on each outstanding share of Cumulative Preferred Stock, at a variable rate based on the ten-year treasury rate, based on the then effective liquidation preference per share of Cumulative Preferred Stock. Dividends on the Cumulative Preferred Stock are payable quarterly in arrears on August 15, November 15, February 15 and May 15 of each year, commencing November 15, 1998. The dividend rate with respect to the Cumulative Preferred Stock bears a variable rate of interest indexed to the ten year U. S. Treasury rate. The interest rate used to calculate the dividends in arrears was approximately 14.11% per annum. The right to dividends on the Cumulative Preferred Stock is cumulative and dividends accrue (whether or not declared), without interest, from the date of issuance of the Cumulative Preferred Stock. Because the Board of Directors has not declared any preferred dividends through September 30, 2001, the amount of the Cumulative Preferred Stock dividends in arrears as of that date is $17,597.

7.    RESTRUCTURING

            In 2001, the Company approved a plan to restructure certain administrative and operational functions. Management assessed the impact that this would have on employment levels and during the first quarter of 2001 recorded severance and other payroll related costs of $1,448 for 35 salaried personnel that had been terminated. Severance and other payroll related costs of $128 and $943 were charged against this reserve during the three months and nine months ended September 30, 2001.

            In June 2001, Company management approved a plan to close the plant in Jasper, Alabama and outsource certain functions to enable the Company to continue to offer competitive prices on its high quality products. In connection with this decision, the Company recorded a charge of $1,050. This charge consisted of $282 of employee termination benefits, $70 of facility shutdown costs, $48 in other costs, $400 of inventory write-downs, and $250 in impairment costs associated with idle equipment. Inventory write-down, equipment impairment and facility shut down costs of $720 were recorded in Cost of Goods Sold. All other costs were recorded in Selling, General and Administrative Costs. Employee termination benefits represent severance payments for 10 salaried personnel and 77 collective bargaining personnel. Shutdown costs of $58 were charged against the reserve during the three months and nine months ended September 30, 2001.

            The Company also recorded an additional charge during the second quarter of 2001 of $621 for severance and other payroll related costs of 34 salaried personnel associated with the previously approved plan to restructure certain administrative and operational functions. This amount is recorded in Selling, General and Administrative Expenses. Severance and other payroll related costs of $28 were charged against this reserve during the three months and nine months ended September 30, 2001.

            The Company recorded an additional charge of $136 during the third quarter of 2001 for severance and other payroll related costs.

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

9.    SEGMENT REPORTING

                                            Three Months Ended         Nine Months Ended
                                            September 30,              September 30
                                            --------------------       --------------------
                                            2000        2001           2000       2001
                                            ----        ----           ----       ----
Geographic location

Net Sales
         United States                      $  72,785   $ 63,230       $ 229,691  $ 199,666
         Other nations                         12,253     14,439          35,051     41,426
                                            ---------  ---------       ---------  ---------
                 Total net sales            $  85,038   $ 77,669       $ 264,742  $ 241,092
                                            =========  =========       =========  =========

Earnings (loss) before income taxes
         United States                      $   1,044   $ (7,090)      $   3,847  $  (5,433)
         Other nations                            (16)      (632)          1,992        149
         Restructuring                              0       (175)              0     (3,294)
         Interest expense, net                 (4,708)    (4,685)        (13,665)   (14,420)
                                            ---------  ---------       ---------  ---------
         Earnings (loss) before
         income taxes                       $  (3,680)  $(12,582)      $  (7,826) $ (22,998)
                                            =========  =========       =========  =========

                                            December    September
                                            31, 2000    30, 2001
                                            ---------   ---------
Identifiable assets
         United States                      $ 283,153   $ 260,965
         Other nations                         24,472      24,432
                                            ---------   ---------
                  Total assets              $ 307,625   $ 285,397
                                            =========   =========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors & Shareholders
Evenflo Company, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Evenflo Company, Inc. and subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Dayton, Ohio
November 13, 2001

                      EVENFLO COMPANY, INC.AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 ("2001 THREE MONTHS") AND NINE MONTHS ENDED SEPTEMBER 30, 2001 ("2001 NINE MONTHS") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 THREE MONTHS") AND NINE MONTHS ENDED SEPTEMBER 30, 2000 ("2000 NINE MONTHS").

      NET SALES. The Company's net sales declined to $77,669 in the 2001 three months from $85,038 for the 2000 three months, a decrease of $7,369 or 8.7%. The Company's 2001 nine months net sales of $241,092 compare to $264,742 for the 2000 nine months, a $23,650 decrease or 8.9%. U.S. net sales, including export sales, of $63,230 for the 2001 three months were $9,555 or 13.1% below U.S. sales for the 2000 three months of $72,785. U.S. net sales, including export sales, of $199,666 for the 2001 nine months, decreased $30,025 or 13.1%, from $229,691 for the 2000 nine months due to reduced sales to major retail customers in most product categories. The decline in U.S. net sales can be attributed to
(i) product supply chain problems leading to customer order cancellations and
(ii) a slowing U.S economy that caused retailers to cut back on reordering to control the build up of retailers inventory. International net sales increased 17.8% to $14,439 in the 2001 three months from $12,253 for the 2000 three months. In the 2001 nine months, international net sales increased by $6,375, or 18.2%, to $41,426 from $35,051 for the 2000 nine months. International net sales for both the 2001 three and nine months increased principally due to increased sales in Mexico.

      GROSS PROFIT. The Company's gross profit decreased to $10,363 in the 2001 three months from $18,146 in the 2000 three months. As a percentage of net sales, gross profit decreased to 13.3% in the 2001 three months from 21.3% in the 2000 three months. For the 2001 nine months, gross profit decreased by $14,841 or 25.0% to $44,436 from $59,277 for the 2000 nine months. The decrease in the 2001 three months was due to reduced net sales volume and lower sales prices for markdown allowances to move slower moving inventory vs. prior year. The decrease in the 2001 nine months was due to (i) the $720 of net sales restructuring charge for the Jasper, Alabama plant closure, (ii) lower operating margins resulting from reduced manufacturing volume and (iii) lower net sales volume due to supply chain problems and lower prices due to markdown allowances to move slow moving inventory.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. The Company's SG&A expenses increased to $17,879, excluding restructuring costs of $136, in the 2001 three months from $16,935 in the 2000 three months. As a percentage of net sales, SG&A expenses were 23.0% in the 2001 and 19.9% in the 2000 three months, respectively. For the 2001 nine months SG&A expenses were $50,145, excluding restructuring costs of $2,535, a $2,687 or 5.1% decrease from the $52,832 reported for the 2000 nine months. SG&A expenses in the 2001 three months increased by $944 due to higher product development and engineering costs for new products.

SG&A expenses in the 2001 nine months were lower than prior year primarily due to lower marketing support costs and reduced administrative costs. Following is a discussion of restructuring:

      RESTRUCTURING COST. In 2001, the Company approved a plan to restructure certain administrative and operational functions. Management assessed the impact that this would have on employment levels and during the first quarter of 2001 recorded severance and other payroll related costs of $1,448 for 35 salaried personnel that had been terminated. Severance and other payroll related costs of $943 was charged against this reserve during the first nine months of 2001.

      In June 2001, Company management approved a plan to close the plant in Jasper, Alabama and outsource certain functions to enable the Company to continue to offer competitive prices on its high quality products. In connection with this decision, the Company recorded a charge of $1,050. This charge consisted of $282 of employee termination benefits, $70 of facility shutdown costs, $48 in other costs, $400 of inventory write-downs, and $250 in impairment costs associated with idle equipment. Inventory write-down, equipment impairment and facility shut down costs of $720 were recorded in Cost of Goods Sold. All other costs were recorded in Selling, General and Administrative Costs. Employee termination benefits represent severance payments for 10 salaried personnel and 77 collective bargaining personnel. Shutdown costs of $58 were charged against the reserve during the 2001 three months and nine months.

      The Company also recorded an additional charge during the 2001 three months ended June 30, 2001 of $621 for severance and other payroll related costs of 34 salaried personnel associated with the approved plan to restructure certain administrative and operational functions. This amount is recorded in Selling, General and Administrative Expenses. Severance and other payroll related costs of $28 were charged against this reserve during the 2001 three and nine months.

      The Company recorded an additional charge of $136 during the third quarter of 2001 for severance and other related payroll costs.

      The Company expects to dispose of the impaired assets and pay the remaining amounts related to these reserves by the end of 2001.

      INTEREST EXPENSE. Interest expense decreased to $4,685 in the 2001 three months and increased to $14,420 in the 2001 nine months from $4,708 in the 2000 three months and $13,665 in the 2000 nine months. The decrease in the 2001 three months is attributed to lower short term interest rates, that more than offset increased borrowings. The 2001 nine months increase was due primarily to increased borrowings under the revolving credit facility, somewhat offset by lower interest rates.

      CURRENCY (GAIN) LOSS. The $245 currency loss in the 2001 three months and $334 loss in the 2001 nine months compare to a $183 currency loss in the 2000 three months and $606 loss in the 2000 nine months. The impact of currency is due primarily to the currency effect of U.S. dollar denominated transactions with non-U.S. subsidiaries.

      INCOME TAXES (BENEFIT). The Company recorded a tax benefit in both the 2001 and 2000 three months and the 2001 and 2000 nine months associated with losses from U.S. operations. The tax benefit for both the 2001 three and nine months was offset in part by tax expense principally from the

Company's Mexico subsidiary. The tax benefit for both the 2000 three and nine months is offset in part by tax expense from the Company's Mexico and Canada subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. The Company's principal sources of liquidity are from cash balances, cash flows generated from operations and from borrowings under the Company's $105,000 revolving credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic investments. At September 30, 2001, the Company had $8,063 of cash. The revolving credit facility subjects the Company to certain restrictions and covenants related to, among other things, minimum interest coverage, maximum leverage ratio restrictions on capital expenditures, and no dividend payments. At September 30, 2001, the Company had $67,400 in borrowings outstanding under the revolving credit facility and utilized $11,415 banker's acceptances and letters of credit. In addition, the Company had $10,641 in stand-by letters of credit and $263 of letters of credit that have not yet been executed. The Company had $15,281 in available borrowing capacity under its revolving credit facility. In addition, the Company has outstanding $110,000 of 11 3/4% Series B Senior Notes due 2006, issued on August 20, 1998 and $40,000 liquidation preference of Cumulative Preferred Stock that bears a variable rate of interest indexed to the ten-year U.S. Treasury Rate. As of September 30, 2001 the average dividend rate on the Cumulative Preferred Stock was approximately 14.11%.

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

      The syndicate of financial institutions under the revolving credit facility and the Company agreed to amend certain financial covenants included in the revolving credit facility effective September 30, 2001. This amendment ("Amendment No. 3") added a covenant to limit available borrowings based on a borrowing base formula and made available to the Company an additional $10,000 in Liquidity Facility loans. As of the third amendment the Company has a total of $105,000 in available borrowings. Management does not believe the borrowing base formula will further limit the available borrowings.

      At September 30. 2001, the Company was not in compliance with certain financial covenants contained in the credit facility as amended on March 16, 2001. On October 15, 2001, the lenders granted a waiver for the debt covenant violations through January 31, 2002. The principle reasons the Company did not meet these covenants were a continued slowdown in the general economy and changes in customer ordering patterns and supply chain problems that led to order cancellations and reduced net sales. The Company implemented various steps to improve its profitability and liquidity, including more effective cost controls, the closing of a manufacturing facility, other cost cutting initiatives, and the introduction of new products. In addition, the Company has taken steps to fix the supply chain problem by securing additional suppliers of key materials. There can be no assurance, however, that these initiatives will enable the Company to meet its financial covenants going forward. As a result, the Company has classified all debt under its credit facility as current.

      There can be no assurance, however, that the Company's business will continue to generate sufficient future cash flow from operations to service its debt, meet the Company's increasingly restrictive debt covenants after January 31, 2002, make necessary capital expenditures, or meet its other cash needs. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets, as permitted by the revolving credit facility, or to obtain additional financing. There can be no assurance that such efforts to obtain sufficient financing, at terms acceptable to the Company, or an amendment of the financial covenants will be successful in the future. While the Company is implementing cost reduction initiatives it may continue to incur net losses and negative cash flows from operations which includes interest payments on debt. Based on recent history, management believes the Company will be able to amend the financial covenants by January 31, 2002. The financial statements, as represented do not include adjustments that may result from the outcome of these uncertainties.

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

CASH FLOWS

      2001 NINE MONTHS COMPARED TO THE 2000 NINE MONTHS. For the 2001 nine months, the Company used $18,384 in cash for operating activities, and invested $9,249 in capital expenditures. The Company increased its borrowing by $9,500 under the revolving credit facility. At September 30, 2001 the Company had $8,063 in cash.

      The $22,914 lower cash provided from operating activities for 2001 nine months compared to the 2000 nine months was primarily due to the increase in net loss and changes in working capital components.

      Capital expenditures during the 2001 and 2000 nine months relate primarily to new product development, and projects to improve product quality and reduce operating costs of the business.

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

      The Company's Adjusted EBITDA decreased to $(3,622) in the 2001 three months from $5,359 in the 2000 three months and decreased in the 2001 nine months to $7,003 from $18,928 in the 2000 nine months as indicated in the table below.

                                                     Three Months Ended                 Nine Months Ended
                                                     SEPTEMBER 30,                      SEPTEMBER30,
                                                     --------------------------------   ---------------------------------
                                                           2000              2001             2000              2001
                                                        ------------    -------------   ---------------   ---------------
NET EARNINGS (LOSS)                                     $     (1,860)   $      (7,745)  $        (4,276)  $       (14,339)

        Income taxes (benefit)                                (1,820)          (4,837)           (3,550)           (8,659)
        Interest expense, net                                  4,708            4,685            13,665            14,420
        Depreciation and amortization                          4,331            4,100            13,089            12,287
                                                        ------------    -------------   ---------------   ---------------
EBITDA                                                         5,359           (3,797)           18,928             3,709
                                                        ------------    -------------   ---------------   ---------------
        Restructuring costs                                        0              175                 0             3,294
                                                        ------------    -------------   ---------------   ---------------
ADJUSTED EBITDA                                         $      5,359    $      (3,622)  $        18,928   $         7,003
                                                        ============    =============   ===============   ===============

CURRENCY HEDGING

      In the 2001 nine months, approximately 17.2% of the total Company net sales were generated in non-U.S. currencies. Fluctuations in the value of these currencies relative to the U.S. dollar could have a material effect on the Company's results of operations. The Company's cost could be adversely affected if the Chinese Renminbi appreciates significantly relative to the U.S. dollar. Although the Company generally pays for its products in U.S. dollars, the cost of such products fluctuates with the value of the Chinese Renminbi. The Company is exposed to the impact of changes in foreign currency exchange rates on its results of operations as a result of U.S. dollar-denominated intercompany balances owed from international subsidiaries, primarily for purchases of products from the Company's U.S. operations and long-term notes receivable. The impact of a hypothetical unfavorable change in foreign currency exchange rates of 10% would result in additional losses before taxes of approximately $1,600 and $1,700 based on intercompany balances as of December 31, 2000 and September 30, 2001 respectively.

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

Part II.   Other Information.

Item 1.    Legal Proceedings

           There are various claims pending against the Company involving product liability, patent, employee benefit, environmental, and other matters arising out of the conduct of the business of the Company as previously described in the Company's Form 10-K and Form 10-Q. The following summarizes significant developments in previously reported matters and any material claims asserted since June 30, 2001.

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.         The following is an index of the exhibits included in the Form 10-Q:

           Exhibit 10.14 Amendment No. 3 and Waiver to the Revolving Credit Agreement.

B.         The following Reports on Form 8-K were filed by Evenflo Company, Inc.
           during the quarter ended September 30, 2001.

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

                                    EVENFLO COMPANY, INC. AND SUBSIDIARIES
                                    --------------------------------------
                                    (Registrant)

Date   November 13, 2001            /s/ Wayne W. Robinson
       -----------------            --------------------------------------
                                    Wayne W. Robinson
                                    Chief Executive Officer


Date   November 13, 2001            /s/ Daryle A. Lovett
       -----------------            --------------------------------------
                                    Daryle A. Lovett
                                    Senior Executive Vice President Finance and
                                           Chief Financial Officer